Form 10QSB
period 1996-03-31
RED HOT CONCEPTS INC
filed 1996-05-16
CIK 932623

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996             Commission File Number 33-86166

                             RED HOT CONCEPTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              52-1887105
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



        6701 Democracy Boulevard
               Suite 300
          Bethesda, Maryland                                         20817
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code:         (301) 493-4553


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes __X__           No ____


As of May 10, 1996, 4,762,347 shares of common stock par value, $.01 per share were outstanding.

                     RED HOT CONCEPTS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                QUARTERLY REPORT
                For the Period January 1, 1996 to March 31, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

  Condensed Consolidated Balance Sheet at March 31,
  1996 [Unaudited]                                                           1

  Condensed Consolidated Statements of Operations for
  the period January 1, 1996 to March 31, 1996 and for
  the period January 2, 1995 to April 2, 1995[Unaudited]                     2

  Condensed Consolidated Statement of Stockholders'
  Equity  for the period January 1, 1996 to March 31,
  1996 [Unaudited]                                                           3

  Condensed Consolidated Statements of Cash Flows for
  the period January 1, 1996 to March 31, 1996 and for
  the period January 2, 1995 to April 2, 1995 [Unaudited]                    4

  Notes to Condensed Consolidated Financial Statements                       5

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            6 - 7

Part II:  OTHER INFORMATION                                                  8

SIGNATURES                                                                   9

                               o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996. [UNAUDITED]
- --------------------------------------------------------------------------------

Assets:
Current Assets:
     Cash and Cash Equivalents                                   $   418,667
     Accounts Receivable                                              25,602
     Other Receivables                                               427,967
     Inventories                                                     217,024
     Prepaid Expenses and Accrued Income                             124,392
                                                                 -----------

     Total Current Assets                                          1,213,652
                                                                 ===========

Furniture and Equipment - Net                                      3,414,012
                                                                 ===========

Other Assets:
     Development and License Agreement - Net                         514,662
     Restaurant Development and Start-Up Costs - Net               1,522,744
     Advance to Officer                                               66,000
                                                                 -----------

     Total Other Assets                                            2,103,406
                                                                 ===========

     Total Assets                                                $ 6,731,070
                                                                 ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
     Trade and Accrued Payables                                    2,406,361
     Obligations under Capital Leases                                 15,740
     Advances from Related Parties                               $ 1,099,607
     Long Term Debt - Current portion                                100,000
                                                                 -----------

     Total Current Liabilities                                     3,621,708
Long Term Liabilities:
     Long Term Debt                                                  100,000
     Obligations under Capital Leases                                 44,737
                                                                 -----------
     Total Long Term Liabilities                                     144,737
                                                                 ===========

Commitments and Contingencies                                           --
Shareholders Equity
Common Stock, $.01 Par Value,
       20,000,000 Shares Authorized,                             $    47,623
       4,762,347 Shares Issued and Outstanding

     Additional Paid-in Capital                                    4,749,702

     Accumulated Deficit                                          (1,801,291)

     Cumulative Foreign Currency Translation Adjustment              (31,409)
                                                                 -----------

     Total Stockholders' Equity                                    2,964,625
                                                                 ===========

Total Liabilities and Stockholders' Equity                       $ 6,731,070
                                                                 ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                      For the Three        For the Three
                                                      Month Period          Month Period
                                                       January 1,            January 2,
                                                         1996 to              1995 to
                                                        March 31,             April 2,
                                                          1996                  1995
Revenues                                               $ 1,546,297           $      --

Cost of Revenues                                         1,275,599                  --
                                                       -----------           -----------

    Gross Profit                                           270,698                  --

Expenses:
    Distribution and Administrative Expenses               678,180               114,213
                                                       -----------           -----------

    Operating Loss                                        (407,482)             (114,213)

Other Income                                                  --                    --

Interest Income                                              4,517                    69
                                                       -----------           -----------

Net Loss                                               $  (402,965)          $  (114,144)
                                                       ===========           ===========

Net Loss Per Share                                     $     (0.08)          $     (0.03)
                                                       ===========           ===========

Weighted Average Number of Shares Outstanding            4,762,347             4,700,000
                                                       ===========           ===========

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                                                       Cumulative
                                   Common Stock                                          Foreign
                                Number                 Additional     Accumulated       Currency         Note            Total
                                  of                     Paid-in        Deficit       Translation     Receivable     Shareholders'
                                Shares      Amount       Capital                      Adjustments      for Stock         Equity
Balance as of
December 31, 1995             4,762,347     47,623      4,749,702     (1,398,326)        (14,416)           --         3,384,583
Net Loss for the period
  Janauary 1, 1996 to
  March 31, 1996                   --         --             --         (402,965)           --              --          (402,965)

Foreign Currency
  Translation Adjustment           --         --             --             --           (16,993)           --           (16,993)
                              ---------    -------     ----------    -----------        --------        --------      ----------
Balance - March 31, 1996      4,762,347    $47,623     $4,749,702    $(1,801,291)       $(31,409)           --        $2,964,625
                              =========    =======     ==========    ===========        ========        ========      ==========

Foreign Currency Translation

The functional currency for the Company's United Kingdom and Australian operations is the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- --------------------------------------------------------------------------------

                                                         For the Three Month       For the Three
                                                           Period January 1,        Month Period
                                                           1996 to March 31,     January 2, 1995 to
                                                                 1996              April 2, 1995

Operating Activities:

   Net Cash - Operating Activities                              862,377               181,306
                                                           ------------          ------------

Investing Activities:
   Purchase of Office Furniture and Fixtures                 (1,427,046)                 (827)

   Store Development and Unit Preopening Costs                 (785,431)             (202,510)
                                                           ------------          ------------

   Net Cash - Investing Activities                           (2,212,477)             (203,337)
                                                           ============          ============

Financing Activities:
  Increase in Cash Overdrafts                                      --                   3,059
                                                           ------------          ------------

  Net Cash - Financing Activities                                  --                   3,059
                                                           ============          ============

Effect of Exchange Rate Changes on Cash                           3,798                13,256
                                                           ============          ============
  Net (Decrease) in Cash and Cash Equivalents                (1,346,302)               (5,716)

Cash and Cash Equivalents - Beginning of Periods              1,764,969                 5,716
                                                           ------------          ------------

  Cash and Cash Equivalents - End of Periods                $   418,667           $      --
                                                           ============          ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                  --                    --
    Taxes Paid                                                     --                    --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
- --------------------------------------------------------------------------------

[A]  Significant Accounting Policies

     Significant accounting policies of Red Hot Concepts, Inc. and Subsidiaries [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the period January 1, 1996 to March 31, 1996 and for the period January 2, 1995 to April 2, 1995 and the condensed consolidated statement of stockholders' equity for the period January 1, 1996 to March 31, 1996 and for the period January 2, 1995 to April 2, 1995 and the condensed consolidated statements of cash flows for the period January 1, 1996 to March 31, 1996 and for the period January 2, 1995 to April 2, 1995 have been prepared by the Company without audit. The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation SB and Form 10-QSB for condensed financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the periods then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

General

The Company was organized on June 14, 1994 and has a limited operating history. The Company was in the development stage until October 1995 when operations commenced. The Company has spent significant time focusing its efforts on various activites including selecting sites, hiring and traning management personnel, establishing adminstrative and financial policies and procedures and undertaking other activities necessary to operate new restaurants in United Kingdom and Australia. To date, the Company has five restaurants operating.

The Company was formed to develop Chili's Bar & Grill Restaurants ["Chili's Restaurants"], a full service restaurant concept created by Brinker International, Inc. ["Brinker"]. The Company has exclusive right to own and operate Chili's Bar & Grill Restaurants in the United Kingdom, Australia and New Zealand pursuant to development and license agreements [the "Chili's Development Agreements"] with Brinker. The Chili's Development Agreement for the United Kingdom requires the Company to open three Chili's Restaurants by November 1, 1996. The Company has the option to terminate the Chili's Development Agreement, without further obligation to Brinker, at any time between June 20, 1996 and November 1, 1996 [the "Test Completion Date"].

The Company initially intends to concentrate the opening of restaurants in the United Kingdom in central London and the south of England, where the demographics, site characteristics and proximity to retail/office complexes will generate high volumes. In Australia, the Company intends to concentrate restaurants in the large metropolitan areas of Melbourne and Sydney. In general, a Chili's Restaurant will average approximately 5,800 to 7,000 square feet in size with seating capacity of 210-250 people. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants, and wood and brick walls covered with interesting memorabilia. The Company intends to lease all the restaurant sites. The Company expects the total cost per restaurant in the United Kingdom to be approximately $1.2 million (including design, leasehold improvements. purchase of equipment and fixtures and start-up costs) excluding leasing costs and license fees. In Australia, the Company expects the cost per restaurant to be approximately $815,000

The Company opened its first Chili's Restaurants at Canary Wharf, London on October 9, 1995 and opened additional restaurants on March 20,1996 and May 1, 1996 in Cambridge and central London respectively. The Company purchased two restaurants in Australia in November, 1995. The Company intends to open 2 more in Australia before the end of the year.

Results of Operations

The Company did not recognize revenue in the first quarter 1995. In the first quarter 1996, the revenues of $1,546,297 (U.S. dollars) consisted mainly of the Canary Wharf restaurant and the two restaurants in Australia. The Canary Wharf restaurant averaged $24,700 (U.S. dollars) per week in revenues for the first quarter. This average was lower than the previous quarter because of the post holiday slowdown and a terrorist bombing at a nearby Canary Wharf Complex. Food and labor costs as a percentage of sales came down in the first quarter and are closer to the Company's objectives of total food and labor costs of 60% or below. The two restaurants in Australia averaged $42,300 (U.S. dollars) per week in the first quarter. The same store sales are higher by 8% versus last year when the restaurants were under different ownership. The food and labor costs as a percentage of sales are in line with the Company's objectives. The general and administrative costs are primarily in connection with salaries and office costs, travel and professional fees and fixed costs directly attributable to the restaurants. The Company believes that general and administrative costs are high as a percentage of revenue and will come into line when the additional restaurants open.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $1,346,302 in the quarter as the Company purchased furniture and fittings and made leasehold improvements to newly opened restaurants. The Company financed the fixed assets primarily with the remaining proceeds from the initial public offering and a loan from Woodland Limited Partnership ($945,000). In February 1996, the Company obtained a commitment for a $1 million (approximately) fixed rate seven year term loan with National Westminster Bank in the United Kingdom. The Company has received a preliminary commitment from the National Australia Bank for an asset lease arrangement. Under the proposed terms, the bank will purchase the furniture/fittings/equipment for the restaurants and lease them to the Company under a five year term. The Company will have the rights to acquire the assets at the end of the term at a fixed price.

The Company believes that the anticipated future cash flow generated from operations, an additional loan from Woodland and the bank financing that has been secured will be sufficient to construct and commence operations at two to three restaurants over the next 12 months. If the Company's plans change or assumptions or estimates prove to be inaccurate, the Company may require additional funds to open additional restaurants or, if such funds are unavailable, the Company will have to reduce operations or not open additional stores to a level consistent with its available funding.


Impact of Inflation

Inflation is not expected to have a material impact on the Company's operations.

Part II OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holder

          Not Applicable.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits

          (a)  Exhibits

               Commercial Fixed Rate Loan Agreement - NatWest.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  May 15, 1996                 By:    /s/ Colin Halpern
                                    Colin Halpern, President