Form 10QSB
period 1996-06-30
RED HOT CONCEPTS INC
filed 1996-08-14
CIK 932623

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996             Commission File Number 0-26838

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

                           Yes     X       No

As of August 1, 1996, 7,762,347 shares of common stock par value, $.01 per share were outstanding.

                     RED HOT CONCEPTS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                QUARTERLY REPORT
                  For the Period April 1, 1996 to June 30, 1996

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 : Financial Statements

     Condensed Consolidated Balance Sheet [Unaudited]                        1

     Condensed  Consolidated  Statements of Operations  for the period
     April 1, 1996 to June 30,  1996 and for the period  April 3, 1995
     to July 2, 1995[Unaudited]                                              2

     Condensed  Consolidated Statement of Stockholders' Equity for the
     six month period January 1, 1996 to June 30, 1996 [Unaudited]           3

     Condensed  Consolidated  Statements  of Cash Flows for the period
     January 1, 1996 to June 30,  1996 and for the  period  January 2,
     1995 to July 2, 1995 [Unaudited]                                        4

     Notes to Condensed Consolidated Financial Statements                    5

Item 2:  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations                                         6-7

Part II: OTHER INFORMATION                                                   8

SIGNATURES                                                                   9

                          o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET [UNAUDITED]

                                                               As of              As of
                                                           June 30, 1996    December 31, 1995
  Assets:
  Current Assets:
     Cash and Cash Equivalents                              $ 1,423,770        1,764,969
     Accounts Receivable and Other Receivables                  718,503          547,072
     Inventories                                                417,779          194,035
     Prepaid Expenses and Accrued Income                        453,230           65,378
     Other Current Assets                                        47,888               --
                                                            -----------      -----------

     Total Current Assets                                     3,061,170        2,571,454
                                                            -----------      -----------

Furniture and Equipment - Net                                 5,420,160        2,012,343
                                                            -----------      -----------

Other Assets:
     Development and License Agreements - Net                   474,341          476,935
     Restaurant Development and Start-Up Costs - Net            977,194          745,418
     Loan to Officers                                            31,000           51,000
                                                            -----------      -----------

     Total Other Assets                                       1,482,535        1,273,353
                                                            -----------      -----------

     Total Assets                                             9,963,865        5,857,150
                                                            -----------      -----------
  Liabilities and Stockholders' Equity:
  Current Liabilities:
     Accounts Payable and Accrued Expenses                    3,756,226        2,230,670
      Current Notes Payable                                     100,000          100,000
     Obligations under Capital Leases                            47,243           16,009
     Due to Related Parties                                   1,579,565          273,344
                                                            -----------      -----------

     Total Current Liabilities:                               5,483,034        2,620,023
  Long Term Liabilities:
     Long Term Debt                                           1,161,692          100,000
     Obligations under Capital Leases                            45,596           25,880
                                                            -----------      -----------
     Total Long Term Liabilities                              1,207,288        2,745,903
                                                            -----------      -----------

  Shareholders Equity
  Common Stock, $.01 Par Value,
       20,000,000 Shares Authorized,
       7,762,347 Shares Issued and Outstanding                   77,623           47,623

     Additional Paid-in Capital                               5,864,702        4,749,700

     Retained Loss                                           (2,690,099)      (1,398,326)

     Cumulative Foreign Currency Translation Adjustment          21,317          (14,416)
                                                            -----------      -----------

     Total Stockholders' Equity                               3,273,543        3,384,581
                                                            -----------      -----------

  Total Liabilities and Stockholders' Equity                $ 9,963,865      $ 8,750,507
                                                            -----------      -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                               For the Three Months             For the Six Months
                                            April 1,         April 3,        January 1,       January 2,
                                            1996 to          1995 to          1996 to           1995 to
                                            June 30,         July 2,          June 30,        April 2,
                                              1996            1995              1996             1995
Revenues                                  $ 2,187,521          $13,016      $ 3,733,818          $13,016

Cost of Sales                               1,898,131               --        3,173,730               --
                                          -----------      -----------      -----------      -----------
    Gross Profit                              289,390           13,016          560,088           13,016

Expenses:
    Fixed and Administrative Expenses       1,179,734          163,973        1,857,916          278,186
                                          -----------      -----------      -----------      -----------
    Operating Loss                           (890,345)        (150,957)      (1,297,826)        (265,170)

Interest Income                                 1,536               --            6,053               --
                                          -----------      -----------      -----------      -----------
Net Loss                                     (888,808)        (150,957)      (1,291,773)        (265,170)
                                          -----------      -----------      -----------      -----------

Net Loss Per Share                        $     (0.18)     $     (0.03)     $    (0 .27)     $     (0.06)
                                          -----------      -----------      -----------      -----------

Weighted Average Number of
Shares Outstanding                          4,929,014        4,383,333        4,844,314        4,383,333
                                          -----------      -----------      -----------      -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                  Cumulative
                                      Common Stock                                                 Foreign
                               Number of                          Additional    Accumulated        Currency          Total
                                Shares                             Paid-in       Deficit          Translation     Shareholders'
                                                   Amount          Capital                        Adjustments        Equity
Balance as of
December 31, 1995               4,762,347           47,623        4,749,702      (1,398,326)         (14,416)       3,384,583
Additional Offering Costs
  in Connection with Sale                                           (55,000)                                          (55,000)
  of Stock
Net Loss for the period
  January 1, 1996 to June
  30, 1996                                                                       (1,291,773)                       (1,291,773)
Issuance of Common Stock        3,000,000           30,000        1,170,000                                         1,200,000

Foreign Currency
  Translation Adjustment                                                                              35,733           35,733
                              -----------      -----------      -----------     -----------      -----------      -----------
Balance - June 30, 1996         7,766,347      $    77,623      $ 5,864,702     $(2,269,099)     $    21,317      $ 3,273,543
                              -----------      -----------      -----------     -----------      -----------      -----------

Foreign Currency Translation

The functional currency for the Company's United Kingdom subsidiary and Australian subsidiary is the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                                      For the Six Months
                                                                           January 1, 1996 to   January 2, 1995 to
                                                                              June 30, 1996       July 2, 1995
Operating Activities:
   Net Cash - Operating Activities                                                1,100,462          849,817
                                                                                -----------      -----------

Investing Activities:
   Purchase of Furniture, Fixtures and Intangible Assets                         (3,662,760)        (482,236)
   Repayment of Loan by Officer                                                      20,000
                                                                                -----------      -----------
   Net Cash - Investing Activities                                               (3,642,760)        (482,236)
                                                                                -----------      -----------

Financing Activities:
  Proceeds from Loan                                                              1,077,707
  Repayment of Debt                                                                 (35,805)
  Proceeds from Sale of Common Stock                                              1,145,000          379,587
                                                                                -----------      -----------
Net Cash - Financing Activities                                                   2,186,902            3,059
                                                                                -----------      -----------
Effect of Exchange Rate Changes on Cash                                               4,587            7,535
                                                                                -----------      -----------
  Net (Decrease) in Cash and Cash Equivalents                                      (341,199)          (4,471)

Cash and Cash Equivalents - Beginning of Periods                                  1,764,969            5,716
(including restricted cash deposits)

                                                                                -----------      -----------
  Cash and Cash Equivalents - End of Periods                                    $ 1,423,770      $     1,245
                                                                                -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                    12,710            5,599
    Taxes Paid                                                                           --               --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
    Total offering costs during the period January 1, 1996 to June 30, 1996          55,000
    Fixed Assets acquired under Capital leases                                       50,030               --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]  Significant Accounting Policies

     Significant accounting policies of Red Hot Concepts, Inc. and Subsidiary [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the six months ended June 30, 1996 and July 2, 1995, the condensed consolidated statement of stockholders' equity from January 1, 1996 to June 30, 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and July 2, 1995 have been prepared by the Company without audit. The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation SB and Form 10-QSB for condensed financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996, and the results of its operations and cash flows for the periods then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995 as amended by the notes set out below.

[C]  Stock Transactions

     On May 1, 1995, in anticipation of filing a post-effective amendment to its Registration Statement changing the offering price for its shares in its initial public offering from $5 to $6, Woodland Limited Partnership, the holder of all the shares of common stock of the Company, at the time, contributed back to the Company 950,000 shares of common stock.

     On August 7, 1995, the Company completed its initial Public Offering. In connection with the Offering, the Company sold 1,012,347 Units at $6 per Unit. Each Unit consists of one share of common stock and two common stock purchase warrants. The net proceeds received by the Company from the Offering were $5,228,320 after deducting underwriting discounts and expense reimbursements to the underwriter totaling $758,158 and offering costs paid at the closing of $87,703.

     On June 24, 1996, the Company completed a Regulation S share offering. In the Offering, the Company sold 3,000,000 shares of common stock at $.40 per share.

[D]  Acquisitions

     On November 9, 1995 the Company, through a wholly-owned subsidiary, entered into a Development and Franchise Agreement with Brinker International, Inc. ("Brinker") which grants the Company the exclusive right to own and operate Chili's Restaurants in Australia and New Zealand (the "Pacific Development Agreement"). The Pacific Development Agreement has an initial term of 10 years and is renewable at the Company's discretion for an additional 10 year period if a combined minimum of 40 Chili's Restaurants are opened between the two countries.

     Also on November 9, 1995, the Company acquired from Brinker all of the stock of Chili's Texas Grill Pty Limited, an Australian company ("Chili's Texas Grill"). Chili's Texas Grill operates two Chili's Restaurants near Sydney, Australia. The purchase price for the acquisition of Chili's Texas Grill is payable in three equal installments on November 9, 1995, 1996 and 1997. The purchase agreement also required Chili's Texas Grill to pay a management fee to Brinker by November 30, 1995.

                                o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company was incorporated on June 14, 1994 and has a limited operating history. The Company was in the development stage until October 1995 when operations commenced. The Company has spent significant time focusing its efforts on various activities including selecting sites, hiring and training management personnel, establishing administrative and financial policies and procedures and undertaking other activities necessary to operate new restaurants in United Kingdom and Australia. To date, the Company has five restaurants operating.

The Company was formed to develop Chili's Bar & Grill Restaurants ["Chili's Restaurants"], a full service restaurant concept created by Brinker International, Inc. ["Brinker"]. The Company has the exclusive right to own and operate Chili's Bar & Grill Restaurants in the United Kingdom, Australia and New Zealand pursuant to development and license agreements [the "Chili's Development Agreements"] with Brinker. The Company has the option to terminate the Chili's Development Agreement, without further obligation to Brinker by November 1, 1996.

The Company initially intends to concentrate the opening of restaurants in the United Kingdom in central London and the south of England, where the demographics, site characteristics and proximity to retail/office complexes will generate high volumes. In Australia, the Company intends to concentrate restaurants in the large metropolitan areas such as Melbourne and Sydney. In general, a Chili's Restaurant will average approximately 5,800 to 7,000 square feet in size with seating capacity of 210-250 people. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants, and wood and brick walls covered with interesting memorabilia. The Company intends to lease all the restaurant sites. The Company expects the total cost in the United Kingdom to be approximately $1.2 million (including design, leasehold improvements. purchase of equipment and fixtures and start-up costs) excluding leasing costs and license fees. In Australia, the Company expects the cost to be approximately $815,000.

The Company opened its first Chili's Restaurant at Canary Wharf, London on October 9, 1995 and opened additional restaurants on March 20,1996 and May 1, 1996 in Cambridge and central London respectively. The Company purchased two restaurants in Australia in November (See Note [D]). The Company intends to open 2 more in Australia before the end of the year.


Comparison of the three month period April 1 to June 30,1996, and April 3 to July 2, 1995.

The Company recognized only consulting revenues in the second quarter 1995. In the second quarter 1996, the five restaurants generated revenues of $2,187,521 . Average weekly sales were $35,861.

The three restaurants in the United Kingdom achieved average weekly sales of $ 30,885. The sales at the two new restaurants trended downward from the opening sales rates consistent with the honeymoon period experience. The sales trends stabilized at the end of the second quarter. The Company has implemented a marketing plan designed to increase sales at its restaurants. The third restaurant, Canary Wharf, averaged $21,300 per week in revenues for the second quarter. This average was lower than the previous quarter as the tourist trade has stayed away from the Canary Wharf Complex because of heightened security as a result of the recent IRA activity. Food costs as a percentage of revenue came down 5% in the second quarter, from 40% to 35%, and are closer to the Company's objectives of total food and labor costs of 60% or below.

The two restaurants in Australia averaged $42,560 per week in the second quarter. The same store sales increased by 8% over last year when the restaurants were under different ownership. The food and labor costs as a percentage of revenue are consistent with the Company's objectives of 60% or less.

The general and administrative costs are primarily in connection with salaries and office costs, travel and professional fees and fixed costs directly attributable to the restaurants. The general and administrative costs are abnormally high as a percentage of revenue and the Company anticipates a decrease as a percentage of revenue as more restaurants are opened.


Liquidity and Capital Resources

The Company cash and cash equivalents increased by $1,005,103 in the quarter as the Company obtained financing. For the first six months, the Company's cash position has decreased by $341,199. The Company has financed new restaurant construction and store development costs with the remaining proceeds of the Initial Public Offering and the financing arrangements detailed below. In March 1996, the Company obtained an approximately $1 million fixed rate 7 year term loan with National Westminster Bank in the United Kingdom. The Company received a commitment from the National Australian Bank for an asset lease arrangement. Under the terms, the bank will purchase the furniture/fittings/equipment for the restaurants and lease them to the Company under a five year term. The Company will have the right to acquire the assets at the end of the term at a bargain price.

In June 1996, the Company obtained an additional $1 million loan from Woodland Limited Partnership. This loan is a six month loan repayable in December. The Company also raised $1,145,000 through the sale of common shares [Note C].

The Company believes that the anticipated future cash flow generated from operations, and the financing that has been secured will be sufficient to construct and commence operations at two to three restaurants over the next 12 months. If the Company's plans change or assumptions or estimates prove to be inaccurate, the Company may require additional funds to achieve anticipated increased sales or, if such funds are unavailable, the Company will have to reduce its operations to a level consistent with its available funding.

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

          (a)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  August 14, 1996              By: /s/ H. Michael Bush
                                    H. Michael Bush, Chief Financial Officer