Form 10QSB
period 1996-09-30
RED HOT CONCEPTS INC
filed 1996-11-18
CIK 932623

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 29, 1996        Commission File Number 33-86166

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


                             Yes _X_    No ___

As of November 15, 1996, 9,262,347 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                For the Period July 1, 1996 to September 29, 1996

                                      INDEX

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

    Condensed Consolidated Balance Sheet as of September 29, 1996
    [Unaudited]                                                           1

    Condensed  Consolidated   Statements  of  Operation  for  the
    thirteen  week periods July 1, 1996 to September 29, 1996 and
    July 3, 1995 to October 1, 1995 and for the thirty-nine  week periods  January 1, 1996 to September 29, 1996 and January 2,
    1995 to October 1, 1995 [Unaudited]                                   2

    Condensed  Consolidated  Statement  of  Stockholders'  Equity
    [Deficit] for the thirty-nine  week period January 1, 1996 to
    September 29, 1996                                                    3

    Condensed  Consolidated  Statements  of  Cash  Flows  for the
    thirty-nine  week periods  January 1, 1996 to  September  29,
    1996 and January 2, 1995 to October 1, 1995 [Unaudited]               4

    Notes to Condensed Consolidated Financial Statements                5-6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     7-10

Part II: OTHER INFORMATION                                               11

SIGNATURES                                                               12

                       o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 29, 1996
[UNAUDITED]

                                                            As of         As of December
                                                         September 29,     31, 1995
                                                             1996          [Audited]
Assets:
  Cash and Cash Equivalents                                 308,644       1,764,969
  Accounts Receivable and Other Receivables                 737,341         547,072
  Inventories                                               318.172         194,035
  Prepaid Expenses and Accrued Income                       386,075          65,378
                                                         ----------      ----------

  Total Current Assets                                    1,750,233       2,571,454
                                                         ----------      ----------

  Furniture and Equipment - Net                           5,436,370       2,012,343
                                                         ----------      ----------

  Other Assets:
  Restaurant Development and Start-Up Costs               1,246,610         745,410
  Development and License Agreements - Net                  496,964         476,935
  Loan to Officers                                          131,149          51,000
                                                         ----------      ----------
  Total Other Assets                                      1,743,574       1,273,345
                                                         ----------      ----------
  Total Assets                                            9,061,324       5,857,142
                                                         ----------      ----------

Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                   3,296,822       1,957,326
  Current Notes Payable                                     100,000         100,000
  Obligations under Capital Leases                           18,007          16,009
  Due to Related Parties                                  1,177,037         273,344
                                                         ----------      ----------
  Total Current Liabilities                               4,591,866       2,346,679
  Long Term Liabilities:
  Long Term Debt                                          1,051,076         100,000
  Obligations under Capital Leases                           45,596          25,880
                                                         ----------      ----------
  Total Long Term Liabilities                             1,096,672         125,880
                                                         ----------      ----------

Stockholders' Equity:
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     9,262,347 Shares Issued and Outstanding                 92,623          47,623
  Additional Paid-in Capital                              7,246,450       4,749,702
  Retained Loss                                          (3,961,842)     (1,398,326)
  Cumulative Foreign Currency Translation Adjustment         (4,445)        (14,416)

  Total Stockholders' Equity                              3,372,786       3,384,583
                                                         ----------      ----------

  Total Liabilities and Stockholders' Equity              9,061,324       5,857,142
                                                         ----------      ----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                 For the Thirteen Weeks          For the Thirty-Nine Weeks
                                              July 1, 1996     July 3, 1995     January 1,        January 2,
                                              to September     to October 1,     1996 to          1995 to
                                                 29, 1996          1995        September 29,      October 1,
                                                                [Audited]          1996             1995
                                                                                                  [Audited]
Revenues                                         2,500,136           7,138       6,233,954          20,154

Cost and Expenses
Cost of Sales                                      885,244              --       2,119,110              --
Restaurant Expenses                              1,730,013              --       4,211,924              --
Depreciation and Amortization                      884,641              --         489,257              --
General and Administrative                         817,282         232,612       1,925,180         505,194
Interest Expense                                    24,250           2,501          62,589           8,100
Interest Income                                     (4,507)        (23,946)        (10,560)        (24,119)
                                                ----------      ----------      ----------      ----------
Net Loss                                         1,271,743         204,029       2,563,516         469,026

Primary Net Loss Per Share                      $    (0.15)     $    (0.05)     $    (0.42)     $    (0.11)

Primary Weighted Average Shares Outstanding      8,685,424       4,424,898       6,129,994       4,397,188

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                       Cumulative
                                               Common Stock                                             Foreign
                                         Number                        Additional     Accumulated       Currency
                                           of                           Paid-in        Deficit         Translation       Total
                                         Shares          Amount         Capital                        Adjustments
Balance - December 31, 1995             4,762,347          47,623       4,749,702     (1,398,326)        (14,416)      3,384,581

Additional Offering Costs in                                              (55,000)                                       (55,000)
  Connection with Sale of Stock

Foreign Currency Translation                                                                              (9,971)         (9,971)
  Adjustment

Net Loss for the period January 1,                                                    (2,563,516)                     (2,563,516)
  1996 to September 29, 1996

Issuance of Common Stock                4,500,000          45,000       2,551,748                                      2,551,748

                                       ----------      ----------      ----------     ----------      ----------      ----------
Balance - September 29, 1996            9,262,347          92,623       7,246,450     (3,961,842)         (4,445)     $3,372,786
                                       ----------      ----------      ----------     ----------      ----------      ----------

Foreign Currency Translation

The functional currency for the Company's United Kingdom subsidiary and Australian subsidiary is the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars in to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                             For the Thirty-Nine   For the Thirty-Nine
                                                                              Weeks January 1,      Weeks January 2,
                                                                              1996 to September    1995 to October 1,
                                                                                 29, 1996                1995
Operating Activities:
Net Cash - Operating Activities                                                  (1,527,941)           (184,597)
                                                                                -----------         -----------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                       (3,484,470)           (207,455)
Store Development and Unit Preopening Costs                                        (714,665)         (1,387,742)
Development and License Agreement                                                   (40,000)            (40,000)
Loan to Officer - Net                                                               (80,149)

Net Cash - Investing Activities                                                  (4,319,284)         (1,635,197)
                                                                                -----------         -----------

Financing Activities:
  Loans from Related Parties                                                        903,693
  Proceeds from Loan                                                              1,008,046                  --
  Repayment of Debt                                                                 (72,558)                 --
  Proceeds from Sale of Common Stock                                              2,541,748           5,228,320
  Deferred Opening Costs                                                                 --            (530,995)
                                                                                -----------         -----------
  Net Cash - Financing Activities                                                 4,380,929           4,697,325
                                                                                -----------         -----------

Effect of Exchange Rate Changes on Cash                                               9,971              12,563
                                                                                -----------         -----------

  Net [Decrease]/Increase in Cash and Cash Equivalents                           (1,456,325)          2,890,094

Cash and Cash Equivalents - Beginning of Periods                                  1,764,969               5,716
                                                                                -----------         -----------
Cash and Cash Equivalents - End of Periods                                          308,644           2,895,810
                                                                                -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                                   $     8,100
    Taxes Paid
Supplemental Disclosures of Non-Cash Financing and Investing Activities:

    Total offering costs during the period January 1, 1996 to September
    29, 1996                                                                        158,252
    Fixed Assets acquired under Capital Leases                                       19,716

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]      Significant Accounting Policies

         Significant accounting policies of Red Hot Concepts, Inc. and Subsidiary [the "Company"] are set forth in the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

[B]      Basis of Reporting

         The condensed consolidated balance sheet as of September 29,. 1996, the condensed consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended September 29, 1996 and October 1, 1995, the condensed consolidated statement of stockholders' equity for the period January 1, 1996 to September 29, 1996, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended September 29, 1996 and October 1, 1995 have been prepared by the Company without audit. The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation SB and Form 10-QSB for condensed financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 29, 1996, and the results of its operations and cash flows for the periods then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995 as amended by the notes set out below.

[C]      Stock Transaction

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

         On August 4, 1996, the Company completed a Regulation S share offering. In the Offering, the Company sold 1,500,000 shares of common stock at $1.00 per share.

         In September,  1996, the Company sold 5% of their Australian subsudiary
         to  Brinker   International.   Brinker  will  underwrite  Company  bank
         guarantees used to secure restaurant sites in Australia.

[D]      Acquisitions

         On November 9, 1995, the Company, through a wholly-owned subsidiary, entered into a Development and Franchise Agreement with Brinker International, Inc. ("Brinker") which grants the Company the exclusive right to own and operate Chili's Restaurants in Australia and New Zealand (the "Pacific Development Agreement"). The Pacific Development Agreement has an initial term of 10 years and is renewable at the Company's discretion for an additional 10 year period if a combined minimum of 40 Chili's Restaurants are opened between the two countries.

         Also on November 9, 1995, the Company acquired from Brinker all of the stock of Chili's Texas Grill Pty Limited, an Australian company (Chili's Texas Grill"). Chili's Texas Grill operates two Chili's Restaurants near Sydney, Australia. The purchase price for the acquisition of Chili's Texas Grill is payable in three equal installments on November 9, 1995, 1996, and 1997. The purchase agreement also required Chili's Texas Grill to pay a management fee to Brinker by November 30, 1995.

                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial
        Condition and Plan of Operation

General

The  Company  was  incorporated  on June 14,  1994 and has a  limited  operating history. The Company was in the development stage until October 1995 when operations commenced. The Company has spent significant time focusing its efforts on various activities including selecting sites, hiring and training management personnel, establishing administrative and financial policies and procedures and, undertaking other activities necessary to operate new restaurants in the United Kingdom and Australia. To date, the Company has six restaurants operating.

The Company was formed to develop Chili's Bar & Grill Restaurants [Chili's Restaurants], a full service restaurant concept created by Brinker International, ["Brinker']. The Company has the exclusive right to own and operate Chili's Bar & Grill Restaurants in the United Kingdom, Australia and New Zealand pursuant to development and license agreements [the Chili's Development Agreements"] with Brinker.

The Company opened its first Chili's Restaurant at Canary Wharf on October 9, 1995 and opened additional restaurants on March 20, 1996 and May 1, 1996 in Cambridge and central London, respectively. The Company purchased two restaurants in Australia in November, 1995 (see Note [D]). The Company opened its first restaurant in Melbourne on September 2, 1996. The Company has other restaurants under development in Australia.

In August, the Company hired Norman Abdallah as the President of Red Hot Concepts, Inc. Norman Abdallah was the former Vice President of Franchise Operations for Brinker International. We believe Mr. Abdallah's comprehension of the Chili's concept and his industry contacts will be a tremendous asset to the Company. In addition, the Company has restructured the headquarters staffing in the UK to significantly reduce the headcount and overhead expenses. The Company believes these changes will have positive results on the UK income.



Comparison of the thirteen week periods July 1, 1996 to September 29, 1996 and July 2, 1995 to October 1, 1995.

(US Dollars)      United Kingdom          Australia             Consolidated
 Revenue             1,186,188            1,313,979              2,500,136


The Company recognized only consulting revenues in the third quarter 1995. In the third quarter 1996, the six restaurants generated revenues of $2,500,136. Average weekly sales were $35,716.

UK

Revenues

The three restaurants in the United Kingdom achieved average weekly sales of $30,415. The Company implemented new sales building activities in the third quarter which has resulted in sales trends improvements at the end of the quarter. Average weekly sales at the end of the quarter were $32,250. At the end of the quarter, the Company implemented a marketing plan designed to change the brand identity to Chili's "Texas" Bar & Grill.



Cost and Expenses

Food and labor costs were reduced as a percentage of revenue to 34% and 33%, respectively. The food costs were lower as the Company was able to improve its purchasing power through the economies of scale. Labor costs fell dramatically from the previous quarter as the Company was not staffing for store openings. The general and administrative expenses fell by 2% from the previous quarter. The general and administrative costs included one time expenses associated with a significant reduction in head office personnel.

AUSTRALIA

Revenues

The three restaurants in Australia averaged $42,385 per week in the third quarter. The same store sales increased by 8% over last year when the restaurants were under difference ownership.

Cost and Expenses

The food and labor costs are consistent with the Company's target of 30% for food and 31% for labor. The Company's administrative costs are abnormally high in the period as the Company consolidated staffs in Sydney. The Company anticipates a decrease in administrative costs as a percentage of revenue as more restaurants are opened.

US

The Company's administrative costs are abnormally high as significant time has focused on improving the operations in the UK and Australia.


Comparison of the thirty-nine week period January 1, 1996 to September 29, 1996 and January 2, 1995 to October 1, 1995.

(US Dollars)       United Kingdom          Australia             Consolidated
 Revenue              2,713,107            3,520,847              6,233,954


The Company recognized only consulting revenues in the first three quarters of 1995. In the thirty-nine weeks in 1996, the six restaurants generated revenues of $6,233,954. Average weekly sales were $36,456.

UK

Revenue

The three restaurants in the United Kingdom achieved average weekly sales of $30,484. The sales at the two new restaurants trended downward from the opening sales rate consistent with the honeymoon period experience. The sales trends trended up at the end of the third quarter. For the first seven months, sales at the Canary Wharf Restaurant were impacted by the IRA bombing activities. At the end of the third quarter, the Company implemented a marketing plan designed increase sales at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar.

Cost and Expenses

Food costs as a percentage of revenue came down 4% during the year, from 40% to 36%. Labor costs as a percentage of revenue have fallen 5%.

AUSTRALIA

Revenues

The three restaurants in Australia averaged $42,937 per week in the third quarter. The same store sales increased by 8% over last year when the restaurants were under difference ownership.

Cost and Expenses

The food and labor costs are consistent with the Company's target objectives. The food costs as a percentage of revenue has remained constant at 30% for the year and labor costs have moved between 31 and 32%. The Company's administrative costs as a percentage of revenue have averaged 10% and the Company anticipates a decrease of the percentage as more restaurants are opened.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $1,115,126 in the quarter. For the first thirty-nine weeks, the Company's cash position has decreased by $1,456,325. During the thirty-nine week period, the Company used $1,527,941 for operating activities. The Company had a net loss of $2,563,516, an increase in accounts receivable of $190,269, increase of inventories of $124,137, and an increase of prepaid expenses of $320,697. The loss was offset by an increase in accounts payable of $1,339,496.

Cash used in investing activities of $3,484,470 is primarily attributable to leasehold improvements and furniture and fixtures for new restaurants in the United Kingdom and Australia. Additionally, $754,665 has been spent on capitalized store opening costs and licensing fees. Cash provided by financing activities for the year include the increase of new capital by $2,541,748, intercompany financing of $903,693 and bank debt of $1,008,046.

UK

The Company was obligated under the UK Development Agreement to decide by November 1 whether to terminate the Development Agreement with Brinker International. The Company has elected to proceed with the development of the United Kingdom and is required to pay $225,000 for the development rights. The Company is not obligated to open any additional restaurants in 1997 and is obligated to open 2 restaurants in 1998. The Company believes the capital requirements will be approximately $1.2 million which amounts include leasehold improvements, furniture and fixtures, equipment, opening inventories, hiring and training staff. In addition, the Company must pay a license fee of $20,000 for each restaurant it opens.

AUSTRALIA

In Australia, the Company's capital requirements are significantly less than the UK. The Company plans to work with developers who will provide construction financing of the restaurants. In addition, the Company has obtained a commitment from National Australian Bank to provide 100% lease financing on the acquisition of restaurant equipment and furniture fittings. Under the terms of the Pacific Development Agreement, the Company is to open two (2) restaurants in 1997 and three (3) in 1998. The Company believes that its capital requirements will be approximately $300,000 per restaurant.

Management Plans

The Company believes that in addition to anticipated revenues, additional capital or borrowings will be necessary to achieve the Company's development schedule and satisfy future construction obligations, amounts due to Brinker and amounts due to related parties. Other than described above, the Company does not have any bank commitments at this time. There are no assurances that the Company will be successful in obtaining additional financing or that it will be successful in attracting new capital. If the Company plans change or assumptions or estimates prove to be inaccurate, or, if the Company is unable to raise more funds, the Company will have to reduce its operations to a level consistent with its available financing.

The Company has and will continue to take action to improve its viability as a going concern. The Company believes it has built a strong management team and is committed to continue to build a management team that is familiar with the Chili's concept. In Australia, as part of the Company's expansion plan, the Company will attempt to work with "market partners" which have experience with the Chili's concept. The Company believes that by building a team and working with others familiar with the concept, the Company will be able to successfully develop and expand the concept throughout the United Kingdom and Australia.

The Company is also committed to work closely with Brinker. Brinker provides the Company with support in site selection, menu design and pricing, local store marketing and brand awareness and product procurement. The Company believes that by working with Brinker, the Company has a competitive edge in the marketplace in the territories in which the Company operates.

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

                  None.

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HOT CONCEPTS, INC.


Date:  November 15, 1996      By: /s/ H. Michael Bush
                              ------------------------------------------------
                                 H. Michael Bush, Chief Financial Officer