Form 10QSB/A
period 1996-09-30
RED HOT CONCEPTS INC
filed 1996-12-16
CIK 932623

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-QSB/A No. 1

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


                              Yes [X]    No [ ]

As of November 15, 1996, 9,262,347 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                               FORM 10-QSB/A No. 1

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 29, 1996 [UNAUDITED]

                                                            As of           As of
                                                         September 29,   December 31,
                                                             1996            1995
                                                                          [Audited]
  Assets:
  Cash and Cash Equivalents                                 308,644       1,764,969
  Accounts Receivable and Other Receivables                 737,341         547,072
  Inventories                                               318,172         194,035
  Prepaid Expenses and Accrued Income                       386,075          65,378
                                                         ----------      ----------

  Total Current Assets                                    1,750,233       2,571,454
                                                         ----------      ----------

  Furniture and Equipment - Net                           5,436,370       2,012,343
                                                         ----------      ----------

  Other Assets:
  Restaurant Development and Start-Up Costs               1,246,610         745,410
  Development and License Agreements - Net                  496,964         476,935
  Loan to Officers                                          131,149          51,000
                                                         ----------      ----------
  Total Other Assets                                      1,743,574       1,273,345
                                                         ----------      ----------
  Total Assets                                            9,061,324       5,857,142
                                                         ----------      ----------

  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                   3,296,822       1,957,326
  Current Notes Payable                                     100,000         100,000
  Obligations under Capital Leases                           18,007          16,009
  Due to Related Parties                                  1,177,037         273,344
                                                         ----------      ----------
  Total Current Liabilities                               4,591,866       2,346,679
  Long Term Liabilities:
  Long Term Debt                                          1,051,076         100,000
  Obligations under Capital Leases                           45,596          25,880
                                                         ----------      ----------
  Total Long Term Liabilities                             1,096,672         125,880
                                                         ----------      ----------

Stockholders' Equity:
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     9,262,347 Shares Issued and Outstanding                 92,623          47,623
  Additional Paid-in Capital                              7,246,450       4,749,702
  Retained Loss                                          (3,961,842)     (1,398,326)
  Cumulative Foreign Currency Translation Adjustment         (4,445)        (14,416)

  Total Stockholders' Equity                              3,372,786       3,384,583
                                                         ----------      ----------

  Total Liabilities and Stockholders' Equity              9,061,324       5,857,142
                                                         ----------      ----------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                  For the Thirteen Weeks              For the Thirty-Nine Weeks
                                               July 1, 1996     July 3, 1995     January 1,       January 2,
                                               to September     to October 1,     1996 to          1995 to
                                                 29, 1996           1995        September 29,     October 1,
                                                                 [Audited]         1996             1995
                                                                                                  [Audited]
Revenues                                         2,500,136           7,138       6,233,954          20,154

Cost and Expenses
Cost of Sales                                      885,244              --       2,119,110              --
Restaurant Expenses                              1,730,013              --       4,211,924              --
Depreciation and Amortization                      252,238              --         489,257              --
General and Administrative                         884,641         232,612       1,925,150         505,194
Interest Expense                                    24,250           2,501          62,589           8,100
Interest Income                                     (4,507)        (23,946)        (10,560)        (24,119)
                                                ----------      ----------      ----------      ----------
Net Loss                                         1,271,743         204,029       2,563,516         469,026

Primary Net Loss Per Share                          $(0.15)         $(0.05)         $(0.42)         $(0.11)

Primary Weighted Average Shares Outstanding      8,685,424       4,424,898       6,129,994       4,397,188

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                       Cumulative
                                               Common Stock                                              Foreign
                                         Number                       Additional      Accumulated        Currency
                                           of                           Paid-in         Deficit        Translation
                                         Shares            Amount       Capital                         Adjustments        Total
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


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                           For the Thirty-Nine  For the Thirty-Nine
                                                             Weeks January 1,     Weeks January 2,
                                                            1996 to September    1995 to October 1,
                                                                29, 1996               1995
Operating Activities:
Net Cash - Operating Activities                                 (1,527,941)        (184,597)
                                                               -----------      -----------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements      (3,484,470)        (207,455)
Store Development and Unit Preopening Costs                       (714,665)      (1,387,742)
Development and License Agreement                                  (40,000)         (40,000)
Loan to Officer - Net                                              (80,149)

Net Cash - Investing Activities                                 (4,319,284)      (1,635,197)
                                                               -----------      -----------

Financing Activities:
  Loans from Related Parties                                       903,693
  Proceeds from Loan                                             1,008,046               --
  Repayment of Debt                                                (72,558)              --
  Proceeds from Sale of Common Stock                             2,541,748        5,228,320
  Deferred Opening Costs                                                --         (530,995)

                                                               -----------      -----------
  Net Cash - Financing Activities                                4,380,929        4,697,325
                                                               -----------      -----------

Effect of Exchange Rate Changes on Cash                              9,971           12,563
                                                               -----------      -----------

  Net [Decrease]/Increase in Cash and Cash Equivalents          (1,456,325)       2,890,094

Cash and Cash Equivalents - Beginning of Periods                 1,764,969            5,716

                                                               -----------      -----------
Cash and Cash Equivalents - End of Periods                         308,644        2,895,810
                                                               -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                    $8,100
    Taxes Paid
Supplemental Disclosures of Non-Cash Financing
and Investing Activities:
    Total offering costs during the period January 1, 1996
    to September 29, 1996                                          158,252
    Fixed Assets acquired under Capital Leases                      19,716


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

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

                               RED HOT CONCEPTS, INC.


Date:  November 15, 1996    By: /s/ H. Michael Bush
                               H. Michael Bush, Chief Financial Officer