Form 10KSB40
period 1996-12-29
RED HOT CONCEPTS INC
filed 1997-04-15
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

/ X /        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 29, 1996

/   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                           Commission File No. 0-26838

                             RED HOT CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                    52-1887105
(State or other jurisdiction of             (I.R.S. employer identification
incorporation or organization)                            No.)


                            6701 Democracy Boulevard
                                    Suite 300
                               Bethesda, MD 20817
               (Address of principal executive offices) (Zip Code)


                                 (301) 493-4553
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 17, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $8,954,477.

     As of March 17, 1997, there were 10,262,347 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
                                     PART I

1.       Business........................................................    4
2.       Properties......................................................   11
3.       Legal Proceedings...............................................   12
4.       Submission of Matters to a Vote of
         Security Holders................................................   12
4A.      Executive Officers of the Registrant............................   12


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters.........................................................   14
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations...................................................   15
7.       Financial Statements............................................   19
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure......................................................   19


                                    PART III

9.       Directors and Executive Officers
         of the Registrant...............................................   20
10.      Executive Compensation..........................................   20
11.      Security Ownership of Certain Beneficial
         Owners and Management...........................................   20
12.      Certain Relationships and Related
         Transactions....................................................   20
13.      Exhibits and Reports on Form 8-K................................   20
         Signatures......................................................   20

                                     PART I

Item 1.  Business

General

     Red Hot Concepts was incorporated in the state of Delaware on June 14, 1994 and formed to develop the Chili's Restaurant Concept created by Brinker International, Inc. ("Brinker"). Red Hot Concepts and its wholly-owned subsidiaries (collectively, the "Company") have the exclusive development rights for Chili's Restaurants in the United Kingdom ("U.K.") which expire November 1, 2006 and the exclusive rights for Chili's Restaurants in Australia/New Zealand which expire November 8, 2005. The exclusive rights to these territories are renewable subsequent to the initial term for 10 years. The Company is owned 34% by Woodland Limited Partnership and 66% by the public.

     The Company had five Chili's restaurants open as of December 29, 1996; three in Australia and two in the U.K. During the second quarter of 1997, construction is scheduled to start for three Chili's Restaurants in Australia and the Company expects to have a total of six to eight restaurants operating in Australia by the end of 1997. The Company does not expect to construct any restaurants in the U.K. in 1997.

     The Company opened its first U.K. Chili's Restaurant in London in October 1995, and opened two additional restaurants in March and May 1996. In December 1996, the Company elected to close one restaurant.

     In November 1995, the Company purchased a wholly-owned Australian subsidiary of Brinker that had the operating rights to two Chili's Restaurants in Australia. The first restaurant was opened in August 1994 and the second in February 1995. Both restaurants are located in communities surrounding Sydney. In September 1996, the Company opened its third restaurant in a suburb of Melbourne. Before November 2005, as part of its development agreement, the Company is also required to establish and operate a Chili's Restaurant in Auckland, New Zealand.

Company's Mission

     The Company's vision is to be the customer's first choice in casual dining. To accomplish this vision, the Company intends to build a superior management team; demand knowledgeable outgoing employees with a genuine interest in their guests; create and maintain a culture within the Company that is built on integrity, communication, fun and pride; provide an appealing and casual restaurant environment; appreciate and be sensitive to the different cultures where the Company conducts business; enhance profitability to promote company and shareholder growth; and to be a premier Brinker partner. The Company believes that it will be successful in meeting its objectives based on its management's business experience, the recognition and the reputation of Chili's Restaurants in the United States and the foreign countries in which they operate and the support, supervision and assistance that has been and is continuing to be made available to the Company by Brinker.

The Chili's Concept and Industry Overview

     As of December 31, 1996, there were 519 Chili's restaurants system-wide, comprised of 383 owned by Brinker and 136 franchised restaurants located in 46 states and in 12 foreign countries and territories. Chili's Restaurants are full-service southwestern theme restaurants which cater to the casual diner. Casual dining generally refers to a type of restaurant that falls in between family style dining and fine dining establishments and typically features a full range of moderately priced foods and full waiter and bar service.

     Chili's restaurants feature efficient and friendly table service designed to minimize customer waiting time and facilitate table turnover. Emphasis is placed on serving substantial portions of freshly prepared quality food at modest prices and providing excellent service. Chili's Restaurants are generally open between 12 and 14 hours a day, seven days a week, for lunch, dinner and late-night meals. Chili's personnel are dressed casually in jeans or slacks, knit shirts and aprons to reinforce the casual, informal environment. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia. Chili's Restaurants are designed to appeal primarily to the age group from 18 to 49 years.

     In the UK casual dining market, Chili's restaurants compete against multi-unit restaurant operators of American theme restaurants and national and regional chains. The latest statistics reported by the Mintel International Group Ltd.'s ("Mintel") show that the restaurant eating market in the UK is approximately (pound)9.14 billion ($14.6 billion). This market combines the food sales of restaurants, pubs, hotels and catering, but excludes fast foods and take away quick service establishments. The growth rate exhibited in the UK for this segment in the last year was 7%.

     In Australia and New Zealand, multi-unit restaurants in the casual dining market are a new development. The major competitors in the casual dining market are suburban Chinese restaurants, Sizzler Steakhouse, and The Keg.

Relationship with Brinker

     Chili's Restaurant Development and Licensing Agreements: The Company's relationship with Brinker is governed principally by two Chili's Development and Licensing Agreements, one for the territory of the United Kingdom (the "UK Development Agreement") and one for the territories of Australia and New Zealand (the "Pacific Development Agreement"), collectively (the "Development Agreements"). Pursuant to the agreements, the Company is granted the exclusive right during a ten year period (the "Initial Term") to develop and operate Chili's Restaurants within these defined territories. Major provisions of the Development Agreements are detailed in the following paragraphs.

     Development Schedules: During the Initial Term of the Development Agreements, the Company is required to open and operate at least 32 Chili's Restaurants under the UK Development Agreement, and 40 in the combined countries of Australia and New Zealand. The development schedule for the United Kingdom over the remaining term of the agreement is scheduled below:

        By October 31 of Each                 Cumulative Total Number of
         of the Following                     Restaurants Which the
         Years                                Company shall have Open

            1996                                        3
            1997                                        2(1)
            1998(2)                                     4
            1999                                        7
            2000                                       11
            2001                                       16
            2002                                       20
            2003                                       23
            2004                                       26
            2005                                       29
            2006                                       32

--------
1 Shaftesbury location closed during this period.
2 As of December 31, 1998.

     Pursuant to the Pacific Development Agreement, the Company will be required to open an additional 37 Chili's Restaurants by November 8, 2005 in accordance with the following schedule:

        By November 8 of Each                   Cumulative Total Number of
         of the Following                       Restaurants Which the
         Years                                  Company shall have Open

            1996                                         2
            1997                                         4
            1998                                         7
            1999                                        10
            2000                                        13
            2001                                        17
            2002                                        22
            2003                                        28
            2004                                        34
            2005                                        40

     Default Provision: If the Company falls behind the Development Schedule by one restaurant in a given year under either agreement, it will not be in default of its development obligations. However, if the Company falls behind the development schedule for either territory by more than one restaurant, the Company will be in default of that respective territorial development obligation. If such default occurs, the Company's exclusive rights to establish Chili's Restaurants in that territory will terminate and the Company will have to cease developing Chili's Restaurants. However, under the Licensing Agreement, the Company would continue to operate the Chili's Restaurants that had been established and operating and the Company has the option to renew the license for another 20 years. Any development fee obligations that are due under a development agreement but unpaid at the time it is terminated would be owed to Brinker.

     Renewal Provisions: If the Company is in compliance with the UK Development Agreement at the expiration of its Initial Term and is operating at least 42 Chili's Restaurants, the Company may renew the UK Development Agreement for an additional 10-year period. The number of Chili's Restaurants to be opened during the renewal term will be subject to mutual agreement by the Company and Brinker; however, both parties have agreed that in no event will the number of Chili's Restaurants to be opened during the renewal term be less than four per year. If the Company is in compliance with the Pacific Development Agreement at the expiration of its Initial Term and is operating at least 40 Chili's Restaurants, the Company may renew the Pacific Development Agreement for an additional 10-year period. The number of Chili's Restaurants to be opened during the renewal term will be subject to mutual agreement by the Company and Brinker; however, both parties have agreed that in no event will the number of Chili's Restaurants to be opened during the renewal term be less than two per year. If the Company and Brinker are unable to reach an agreement with respect to determining an annual number of Chili's Restaurants to be opened under either development agreement, the Chili's Development Agreement will not be renewed.

     If after expiration of the Initial Term (or any renewal term), the Company's exclusive development rights are not renewed, then the Company would continue to have the right to operate its then-existing Chili's Restaurants in accordance with the License Agreement for each such restaurant. In such event, the Company would no longer have the exclusive right to own and operate Chili's Restaurants under the development agreement depending upon the territory (UK or Pacific) and Brinker would have the right to proceed (or the right to grant a third party the right to proceed) with further development of Chili's Restaurants in these territories, subject to territorial rights granted under then existing License Agreements. The territory agreements are independent and the Company's decision to renew or not renew one agreement does not affect the other agreement.

     Development Fees: As consideration for the grant of the exclusive development rights for the United Kingdom, the Company agreed to pay Brinker a total of $320,000. Upon execution of the Chili's Development Agreement, the Company paid $100,000 to Brinker. The Company is obligated to pay the additional $225,000 to Brinker in April 1998. The Company paid a development fee of approximately $348,000 for the Australian and New Zealand territories which was included in the acquisition price.

     Licensing Agreement: The Development Agreements require the Company to enter into license agreement with Brinker for each restaurant it opens ("License Agreement"). The term of each License Agreement is 20 years and it is renewable for another 20 years subject to certain conditions. Prior to beginning construction of a restaurant, the Company must notify Brinker of its intention to establish a restaurant by sending Brinker a license application. A License Agreement for a restaurant is formed upon the earlier of Brinker signing the license application or 30 days after Brinker receives the license application.

     Licensing Fees: The Company is required to pay Brinker a one-time opening fee of $20,000 for each restaurant opened in the United Kingdom, Australia or New Zealand. In addition, the Company must pay to Brinker a monthly royalty fee equal to 2% of each restaurant's gross receipts determined in local currency (exclusive of value added or other taxes payable by the Company). This royalty fee is payable to Brinker irrespective of the profitability of the Company or the restaurant. The Company's payments to Brinker are to be made in US dollars at the telegraphic transfer exchange rate applicable on the date the payment is made.

     Licenser's Obligations: Under the terms of a License Agreement, the Company is entitled to receive from Brinker, on an ongoing basis, all information and materials necessary to make the Company knowledgeable of the Chili's restaurant system and the methods used to operate and manage those restaurants, including without limitation, access to Brinker's "Chili's Concept Team", and other Brinker employees that Brinker considers appropriate to provide assistance in the following aspects of the Chili's system: design, purchasing, food and beverage specifications, marketing, real estate site criteria, training, financial analysis and computer information systems.

     Assignment Provision: The Development Agreements are not assignable by the Company without Brinker's consent, which consent may be withheld in Brinker's reasonable discretion or given conditionally. In addition, during the Initial Term of the Development Agreements, unless terminated sooner, and for two years thereafter, the Company may not have an interest in any casual dining restaurant in the United Kingdom, Australia or New Zealand that has an image identical or deceptively similar to a Chili's Restaurant.

     Right of Refusal: In addition to its rights to develop Chili's Restaurants in the United Kingdom, Australia and New Zealand, the Company has been granted rights of refusal with respect to developing and operating other Brinker full service restaurant concepts such as Romano's Macaroni Grill, On the Border, Cozymel's, and Maggiano's in these territories. Under the terms of the Development Agreements, if at any time Brinker intends to license or develop itself any of its own full service restaurant concepts in these territories, Brinker must first notify the Company and at the Company's request, Brinker would be obligated to negotiate in good faith with the Company the terms of the license agreement for the other concept. After 60 days in the UK and 90 days in Australia and New Zealand, if the Company and Brinker were unable to reach mutual agreement as to the terms of the development agreement, Brinker would be free to negotiate with third parties or develop themselves the other concept.

     Termination: Under certain circumstances of default by the Company, Brinker has the right to terminate the Development Agreements. Upon termination of the UK or Pacific Development Agreement, the Company must pay all amounts due, but unpaid, to Brinker under the agreement and stop the development of Chili's Restaurants. The Company would, however, be able to continue operating any Chili's Restaurants under License Agreements then in effect.

Proposed Restaurant Development

     The Company, pursuant to its current plan of operation in Australia, will seek to open three to five Chili's Restaurants in 1997 and five to seven restaurants in 1998. The Company intends to open three Chili's restaurant in the UK in 1998. As of December 29, 1996, the Company has opened three Chili's Restaurants in the Australia and had opened three Chili's Restaurants in the U.K. (and subsequently closed one).

     The Company intends to concentrate its efforts in the United Kingdom on the development of Chili's Restaurants in regional economic areas such as Bristol, Leeds, Birmingham and Newcastle. In Australia, the Company has reviewed sites for Chili's Restaurants around the Sydney and Melbourne metropolitan areas and has selected and is negotiating contracts for two sites.

     Site Selection: The Company is responsible for the selection of sites for its restaurants and must give Brinker the opportunity to comment on the suitability of each site. Brinker will provide the Company with site selection guidelines and criteria for proposed locations (based on those used in the United States for free standing units) and prototype specifications and plans for construction and fit-out of Chili's Restaurants.

     The Company intends to lease the majority of its restaurant sites. The Company believes that the restaurant site selection process is critical to its success and intends to devote a significant effort to the investigation of locations. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density and household income levels); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); competition in the area; construction or renovation costs, and lease terms and conditions.

     All sites must generally be approved by the local planning board, which approval generally takes approximately three to six months. Brinker is working with the Company to ensure that the plans submitted are consistent with the Chili's image. The Company believes it will be successful in obtaining municipal approval for the other UK sites it selects. In Australia, Chili's Restaurants are "build to suit" sites where the property landlord assumes building construction responsibilities. The Company works with the property landlord to obtain local planning approval. Brinker works with the Company to ensure the construction plans are consistent with the Chili's image.

Restaurant Design

     Chili's: Chili's Restaurants in the United States are traditionally free-standing units averaging approximately 5,800-7,000 square feet in size, with a seating capacity of approximately 210-250 people. The bar area consists of 8-12 tables with a seating capacity of approximately 50-60 people. The decor of a Chili's restaurant consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered with interesting memorabilia. The Company intends to modify the traditional design to accommodate the needs of its market. These modifications may include a larger bar area and more table seating (and less booth seating) so that the restaurant can accommodate larger parties.

     The Company currently estimates that once a site has been made available, approximately four months is required to open a Chili's Restaurant. The Company currently estimates the cost of opening a Chili's Restaurant in the United Kingdom to be approximately (pound)750,000 ($1,160,000) including leasehold improvements, furniture, fixtures, equipment, opening inventories and hiring and training staff, but excluding lease payments and the license fee. Such estimates vary depending on the size of the proposed restaurant and the extent of required leasehold improvements. In Australia, the Company currently estimates that once a site has been made available, approximately four months is required to open a Chili's Restaurant. The Company currently estimates the cost of opening a Chili's Restaurant in Australia to be approximately A$1,800,000 ($1,386,000) including leasehold improvements, furniture, fixtures, equipment, opening inventories and hiring and training staff, but excluding lease payments and the license fee. In Australia, restaurants are constructed as "build to suit" by the property owner and the owner pays the costs for site preparation and construction. The Company's costs are the interior decor, furniture, fixtures and equipment.

Menu

     Chili's restaurants feature a casual atmosphere and a limited menu of broadly appealing food items, including a variety of hamburgers, fajitas, chicken, imported beef and seafood entrees, sandwiches, barbecued ribs, salads, appetizers and desserts, all of which are prepared fresh daily according to recipes specified by Brinker. Emphasis is placed on serving substantial portions of quality food at modest prices. In the UK, entree selections generally range in price from (pound)4.75 to (pound)10.95 ($7.50 - $22.25) British Pounds. The average per person check, before tip, but including alcoholic beverages and taxes, is approximately (pound)10.95 ($17.50). In Australia, entree selections generally range in price from 4.75 to 15.95 Australian Dollars ($3.75 - $12.50). The average per person check, before tip, but including alcoholic beverages and taxes, is approximately A$15.00 ($11.75).

     Brinker updates its menus twice a year, at which time new items are introduced and items which no longer sell well are removed. Brinker also continually test markets new menu additions prior to their introduction. The Company offers the standard Chili's menu items in each of its restaurants. The Company may deviate, however, from the standard menu items in the event that the supply of a particular item is unavailable in the United Kingdom or Pacific or if the Company believes that a particular item is particularly appropriate or inappropriate based on customer preferences in the United Kingdom, Australia or New Zealand. In the event the Company determines to remove an item from the menu or change a menu item, the Company must first obtain the approval of Brinker.

Restaurant Operations

     Restaurant Personnel: In the restaurants in the UK and Australia, the Company employs one general manager, three restaurant managers, and approximately 60 to 80 hourly employees, most of whom work part-time. The general manager is responsible for the day-to-day operation of the restaurant and for the maintenance of operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

     Training: The Company requires all of the general managers and restaurant managers for its restaurants to participate in a system-wide comprehensive 12 to 16-week training program for the restaurant concept by which they are employed. The program teaches management trainees detailed food preparation standards and procedures. In addition, each employee will be required to be trained in the operation of that restaurant's system. The Company has established its own training program both in the U.K. and Australia to reduce the costs of United States based Brinker training teams. The Company also participates in regional and national training and development programs sponsored by Brinker.

     Hours of Operation: The Company keeps its restaurants open between 12 and 14 hours a day, seven days a week, for lunch, dinner, late-night meals, and [in some areas breakfast], depending on local approval and regulations.

Purchasing; Food Distribution Operations

     Brinker and the Company set quality standards for all products used in the Company's restaurants. Brinker provides the Company with an operations manual which includes full ingredient specifications for each menu item, including photographs of each item. The Company has developed local sources of supply in order to minimize the importation of food supply from the United States. In the Pacific and the U.K. the Company will negotiate purchase contracts for virtually all of the ingredients and supplies used in a Chili's Restaurant and the individual restaurants will order directly from approved suppliers.

Advertising and Promotion

     The License Agreement which the Company must execute for each restaurant requires the Company to spend in the UK and the Pacific a minimum of one-half of one percent of the average of its gross receipts (exclusive of taxes) for the previous twelve consecutive months on advertising and promotion. The Company is responsible for using this money for advertising and promotional plans, materials and activities under the UK and Pacific Development Agreement. All advertising, promotional plans, materials and activities must be consistent with the Chili's image.

     The Company has engaged a public relations firm in the UK to help publicize the activities of the Company and its restaurants and has consulted with an advertising agency to help develop the Company's printed promotional material.

     The Company's principal method of promotion has been printed advertising in newspapers, magazines, leaflets, local radio and limited television in Australia. The Company believes that as the number of restaurants in the United Kingdom and Australia increases, the Company will be able to begin using more radio advertising in the UK and use radio and television more extensively in Australia. The Company also offers an extensive number of promotional items, such as hats, t-shirts, sweat clothing, overnight bags, pens and pencils at its Chili's Restaurant locations.

Trademarks

     The Company is authorized to use the names Chili's Texas Grill & Bar in the United Kingdom and Chili's Texas Grill in Australia and such other trademarks specified by Brinker from time to time (collectively, the "Trademarks"). Brinker has represented to the Company that it owns the Trademarks in the United Kingdom, Australia and New Zealand.

Foreign Currency and Exchange

     Revenues from operations in the United Kingdom and Australia are maintained in local currency-denominated accounts, although they may be freely converted into foreign currencies, at then-current official exchange rates, for purposes of paying for foreign goods and for repatriation of profits. The Company anticipates that it will leave a substantial portion of the profits of its operations, if any, in the United Kingdom and Australia for use in the Company's business in such markets. There are presently no limitations on the Company's ability to repatriate profits. The exact amount of profits, if any, that the Company repatriates at a given time depends on, among other factors, the Company's financial condition, results of operations and capital requirements. The Company will be subject to risks from exchange rate fluctuations. The Company seeks to limit its exposure to the risk of currency fluctuations by engaging in hedging or other transactions, if necessary.

United States Income Taxes

     Pursuant to United States tax laws, if the Company's subsidiaries organized under the laws of the United Kingdom and Australia are not engaged in business in the United States, such subsidiaries will not be subject to United States taxation. Any earnings of the United Kingdom and Australia subsidiaries, when paid to the Company (or, in certain cases, deemed paid, even though not distributed, under certain technical provisions of the Internal Revenue Code), would be included by the Company for United States Federal income tax purposes. However, the Company would receive a credit against Federal income tax liability that otherwise would result from any deemed or actual distributions from its United Kingdom and Australia subsidiaries, for any United Kingdom and Australian corporate taxes paid by such subsidiaries on these distributions, as well as for any dividend and royalty withholding taxes imposed directly on the Company. Because the United Kingdom and Australian corporation tax rate is equal to or higher than the United States corporate tax rate, the Company does not anticipate being subject to significant United States Federal income tax on either distributed or undistributed earnings of its United Kingdom and Australian subsidiaries.

Government Regulation

     The Company is subject to various British, Australian, New Zealand and local laws affecting its business. Each of the Company's restaurants will be subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. The food distribution facility is licensed and subject to regulation by national and local health and fire codes, and the operation of its trucks is subject to certain regulations. The Company is also subject to environmental regulations, but the Company does not believe that these regulations will have a material effect on the Company's operations.

     The Company's restaurant operations in the United Kingdom will be subject to British, local and European Community laws governing such matters as wages, working conditions, citizenship requirements and overtime. Significant numbers of the Company's hourly personnel will be paid at rates related to the minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs. New European Community regulations could materially increase the Company's cost of operations.

Item 2.   Properties

     The Company's principal place of business in the United Kingdom is located at Unit 6, Maryland Road, Tongwell, Milton Keynes. The leased space is approximately 800 square feet and houses the administrative offices. The rent for this facility is (pound)500 ($783) per month. The Company maintains its principal place of business in Australia at Unit 26, 3-9 Terminus Street, Castle VIII-NSW 2154, Western Australia. The leased space houses the company's administrative offices. The rent for this facility is A$20,000 ($15,625). The lease is a 24 month lease and expires on August 31, 1998, but can be renewed at the Company's option for two twelve month periods.

     Red Hot Concepts maintains space for its U.S. office at corporate headquarters located in Bethesda, Maryland. The lease was for a term of one year and expires on June 30, 1997. The total rent payable during the term of the lease is approximately $19,200.

     The Company intends to lease the facilities for each of its Chili's Restaurants. The Company has entered into long term leases with respect to its Wentworthville and Ringwood Chili's Restaurants. The Company has entered into a short-term lease with an option to purchase the property for its Cambelltown Chili's Restaurant. The lease also provides the Company with the option to renew the lease for two five-year and one ten-year renewal periods.

     In September, 1996, the Company entered into an agreement with Brinker pursuant to which Brinker agreed to guaranty, under certain circumstances, a minimum of five and up to twelve leases for properties in Australia developed as Chili's Restaurants (the "Guaranty Agreement"). The Company can request that Brinker guaranty up to five leases at any time through September 30, 2001, subject to the limits on Brinker's total liability described below. The Company has used one guaranty for the Ringwood restaurant. The Company can also request up to an additional seven guarantees but only if (I) the demographic profile for the proposed Chili's location is substantially similar to the average demographic profile for a similar Chili's in the United States, (ii) the Company under the lease to be guaranteed is not then in default under another lease, and (iii) the average gross sales of all of the similar Chili's Restaurants in Australia is equal to or greater than 90% of the average gross sales of all similar Chili's in the United States.

     Brinker's maximum liability under any one lease may not exceed $225,000 and the term of any guaranty shall be the lesser of (I) the first three years o the lease and (ii) the remaining term of the Guaranty Agreement. Brinker's maximum liability under the Guaranty Agreement in any year shall be as follows:

              Year                            Maximum Guaranty
              1997                              $1,200,000
              1998                               2,250,000
              1999                               2,100,000
              2000                               1,200,000
              2001                                  50,000

     Brinker was issued fifty-three shares (5%) of stock of the Company's Red Hot Concepts Pacific subsidiary in connection with the Guaranty Agreement. In the event Brinker is obligated to make any payments under any guaranty and the Company does not reimburse Brinker within 20 days of making such payment, the Company is required to issue stock to Brinker in an amount representing 15.1% of the then outstanding shares of the Company's Red Hot Concepts Pacific subsidiary stock. On September 30, 2001 (expiration date of the agreement), the Company is required to repurchase from Brinker the stock the Company issued under the Guaranty Agreement. The shares are to be repurchased at a price determined by a formula based on the Company's operating profit and general and administrative expenses. The purchase price of any 15.1% block of stock issued shall not exceed $1,200,000 not be less than $600,000. The Company may satisfy its obligation to repurchase the stock with cash or a two year promissory note.

     The Guaranty Agreement imposes certain financial and operating limitations on the Company including limitations on debt, payments to Red Hot Concepts, officers salaries and transfers of assets.

Item 3.   Legal Proceedings

     The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 4.   Submissions of Matters to a Vote of Security Officers

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 1995.

Item 4A.  Executive Officers of the Registrant

     Officers are elected on an annual basis. Officers serve at the discretion of the Board of Directors. The executive officers of the Company and their respective positions are as follows:

     Name                                Age                   Position

Norman J. Abdallah                        34             President, Director
H. Michael Bush                           42             Chief Financial Officer

----------
                                       12

     Norman J. Abdallah joined Red Hot Concepts as President in August 1996. Prior to this position, Mr. Abdallah was employed with Brinker International, the casual dining giant for nine years. Mr. Abdallah served in various management positions at Brinker including Vice President of Franchise Operations and Development from August 1993 to August 1996, Franchise Operations Director from July 1992 to July 1993 and Area Director, Chili's Concept prior to July 1992.

     H. Michael Bush, has served as Chief Financial Officer of the Company since November 1995. He currently also serves as Acting President, Chief Financial Officer and Secretary of International Franchise Systems, Inc. Mr. Bush has been employed with Red Hot Concepts, Inc. as its Chief Financial Officer since November 1995. Prior to joining Red Hot, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Controls and Joint Venture Reporting and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked at Unisys. Mr. Bush is a certified public accountant.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information

     The Company's Common Stock is traded as part of a unit (a "Unit") which includes one share of Common Stock, one warrant to purchase one share of stock through December 31, 1997 at $6.00 per share (a "Class A Warrant") and one warrant to purchase one share of stock through November 3, 2000 at $12.00 per share (a "Class B Warrant"). The Company's Units and Common Stock are quoted on the NASDAQ Small-Cap Market System under the symbols RHCSU and RHCS, respectively. The Company's Class A and Class B Warrants currently are not traded.

     The high and low sale prices of the Units and Common Stock as reported by NASDAQ were as follows:

                                                  1996
                                        Units                   Common
                                 High          Low        High           Low

    First Quarter               $4.00        $1.25      $   --       $   --
    Second Quarter               2.75         1.625         --           --
    Third Quarter                4.00         1.50       3.375        1.875
    Fourth Quarter               4.00         2.00       3.875         2.25

                                                  1995
                                        Units                   Common
                                 High          Low        High           Low

    Third Quarter               $8.00        $6.00       Common not traded
    (beginning August 8, 1995)                           during this period
    Fourth Quarter               8.00         1.50

Dividends

     The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future developments.

Number of Stockholders

     As of March 25, 1997, there were 76 record holders of the Company's Common Stock, 50 record holders of the Class A Warrants and 49 record holders of the Class B Warrants. The Company believes there are approximately 2800 beneficial owners of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company was incorporated on June 14, 1994 and was in the development stage until October 1995. The Company was formed to develop the Chili's Concept created by Brinker International and has acquired an exclusive right to develop the Chili's Concept in the United Kingdom, Australia and New Zealand pursuant to development and license agreements with Brinker.

As of December 29, 1996, the Company had five operating restaurants. The Company opened its first Chili's Restaurant at Canary Wharf in the United Kingdom on October 9, 1995 and opened additional restaurants on March 20, 1996 and May 1, 1996 in Cambridge and central London, respectively. In November 1995, the Company purchased the Australian subsidiary of Brinker International which had two Chili's Restaurants operating in communities surrounding Sydney. The Company opened its third restaurant in Australia near Melbourne in September 1996. In late December 1996, the Company closed the central London restaurant.

The auditors have issued a going concern report to the Company, due to the Company suffering recurring losses from operations, not satisfying certain loan covenants, and having a deficit working capital at December 29, 1996.

United Kingdom

The Company has taken several significant steps to improve the overall profitability of the United Kingdom subsidiary. In June, the Company began restructuring the headquarters staffing to significantly reduce the headcount from thirteen to two and reduce overhead expenses. For administrative services, the Company relies on a related company in the U.K.

The Company changed the name of the restaurants to Chili's "Texas" Grill & Bar from Chili's Grill & Bar. This change was in response to consumer focus groups which found the brand name to imply hot Mexican cuisine rather than American Grill. The Company reinforced the Texas Grill positioning with intensive marketing efforts and a new menu.

In August, the Company hired a senior operations director from Brinker to manage the existing restaurants. This resulted in an overall improvement in the execution of service, food preparation, presentation, and the feel of the "Chili's" experience. Sales at the Canary Wharf and Cambridge restaurants improved by approximately 40% from August until the end of the year which the Company believes is attributed to these improvements.

In December, the Company decided to close the central London restaurant. The restaurant did not achieve results consistent with management expectations and was unlikely to in the future without a significant investment. The Company has written off the investment of $2.1 million and believes that there are no further obligations under the lease of the property.

The Company believes these changes and the continuing improvement in the restaurant operations will significantly improve the operating results for 1997.

Australia

The Company has spent significant time focusing its efforts on various activities including selecting sites, hiring and training management personnel, establishing administrative and financial policies and procedures, and undertaking other activities necessary to operate new restaurants. The Company implemented a "market partner" program to rapidly expand the brand by giving management an equity position in their restaurants. The Company has also concluded an agreement in principle with a property investment group to finance the construction of Chili's restaurants.

In September, the Company entered into an agreement with Brinker pursuant to which Brinker agreed to guarantee, under certain circumstances, a minimum of five and up to twelve leases for properties. This enables the Company to unrestrict cash balances that were designated for rent deposits. As consideration under the agreement, Brinker received 5% ownership of Red Hot Concepts Pacific, the parent company to the Australia subsidiary.

Corporate Activities

In August 1996, Colin Halpern stepped down as President of Red Hot Concepts and Norman Abdallah, the former Vice President of Franchise Operations for Brinker International was hired as President. The Company believes Mr. Abdallah's comprehension of the Chili's concept and his industry contacts have been a tremendous asset to the Company. Mr. Halpern remains as Chairman of the Board to focus on the long term strategic development of the Company.

Results of Operations

The Company realized a net loss of $6.3 million for the fifty-two week period ended December 29, 1996 partly attributable to the $2.2 million loss associated with the closing of the restaurant in the U.K. This compared with a net loss of $1.3 million for the same period last year.

The following table sets forth expenses as a percentage of total revenue for the period ended December 29, 1996 and for the period ended December 31, 1995.

                                                   1996                                 1995
                                                                 Consolidated       Consolidated
                                   UK      Australia    Parent      Total              Total
Revenues                           100%       100%                    100%              100%

Costs and Expenses
     Food & Beverage               (35%)      (30%)                   (32%)             (37%)
     Restaurant Labor              (27%)      (26%)                   (26%)             (33%)
     Restaurant Expense            (20%)      (11%)                   (15%)             (12%)
     Royalties                      (2%)       (2%)                    (2%)              (2%)
     Fixed Restaurant Expense      (35%)      (19%)                   (27%)             (18%)
                                  ----       ----       ----         ----              ----
Total Costs and Expenses          (119%)      (88%)                  (102%)            (102%)

Gross Margin (Loss)                (19%)      (12%)                    (2%)              (2%)

General & Administrative           (27%)       (8%)      (13%)        (29%)            (110%)
Depreciation/Amortization          (16%)       (3%)                    (9%)             (11%)
Closing Costs of Restaurant        (53%)       --         --          (23%)              --
                                  ----       ----       ----         ----              ----
Operating Loss                    (115%)        1%       (13%)        (63%)            (123%)
Other Income (Expense)              (4%)       --         (2%)         (4%)               3%
                                  ----       ----       ----         ----              ----

Net Income/(Loss)                 (119%)        1%       (15%)        (67%)            (120%)

Comparison of the Fifty-Two Week Period Ended December 29, 1996 and December 31, 1995.

                                      Australia      United Kingdom     Total
         Revenues                    $5,327,463        $4,111,276    $9,438,739
         Operating Income/(Loss)         46,320        (4,740,546)   (4,694,226)

United Kingdom

Revenues
Revenues for the three restaurants as of December 29, 1996 totaled $4.1 million as compared to $0.4 million in 1995. The significant increase in revenue was principally related to three restaurants operating in 1996 versus one restaurant operating in 1995. Restaurant operating weeks in 1995 totaled 12 as compared to 128 weeks in 1996. At the end of the third quarter, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The name change, in complement with a new menu rollout, resulted in an increase in average weekly sales for August to December of approximately 40%.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totaled $4.9 million for the period ended December 29, 1996. This is an increase of $4.4 million for the year ended December 31, 1995. The increase was principally related to the number of store operating weeks in 1996 versus 1995. Food costs as a percentage of revenue fell from 50% in 1995 to 35% in 1996 as the Company improved purchasing power through economics of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 45% to 27% in 1995 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the last quarter of 1996, food costs and labor costs as a percentage of revenue were 31% and 19% respectively. Restaurant expense and fixed costs as a percentage of revenue increased in 1996 to 55% from 32% in 1995. This increase in the percentage was principally related to high fixed expenses associated with the central London restaurant in comparison to the revenues generated.

General and Administrative Expense

The total cost of general and administrative expenses for the fifty-two weeks ended December 29, 1996 were $1.1 million or 27% of revenues. General and administrative costs in 1995 were $300,000 or 75% of revenues. The administrative costs to run the three restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom. In 1995, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.

Closing Costs for Restaurant

The Company closed one restaurant in Central London in December. The costs incurred to close the restaurant in addition to the write off of leasehold improvements, inventories, pre-opening costs and equipment total $2,198,451 or 53% of the total U.K. sales revenues.

Australia

The original owners of the Chili's development agreement opened the first Sydney restaurant in August 1994 and the second restaurant in February 1995. The restaurants and the Development Agreement were sold back to Brinker in July 1995. The Company purchased the development rights and the restaurants from Brinker in November 1995.

Revenues

Total revenues for the fifty-two weeks ended December 29, 1996 were $5.3 million. Revenues on a pro forma combined basis for the 52 weeks ended October 31, 1995 for the two restaurants were approximately $3.4 million. The increase in revenues was attributed to more restaurant trading weeks (139 in 1996 versus 90 in 1995) and an increase in same store sales of 8% over the previous year. Sales trends improved in 1996 through a combination of new customer trial, repeat business, and effective sales building marketing programs.

Cost and Expense

For the fifty-two weeks ended December 29, 1996, the total cost of food, labor, variable and fixed restaurant expenses were $4.7 million. The cost of food sales as a percentage of revenue was 30% during the year as compared to 33% in 1995 on a pro forma basis. The cost of sales percentage improved during 1996 as the Company moved to more cost effective food sources and improved efficiencies in the restaurants. Labor costs as a percentage of revenue were 26% during 1996. Labor costs as a percentage of revenue were reduced during 1996 as a result of less labor after the store openings, efficiency improvements and the reduction of management in the restaurants. Other restaurant variable and fixed costs were 32% of revenue. Other variable and fixed costs were higher in 1996 as a result of opening a third restaurant which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the fifty-two weeks ended December 29, 1996 were approximately $400,000 or 8% of revenue. The administrative costs to run the three restaurants were reduced significantly in an effort to achieve overall profitability in Australia. In 1995, the previous owners incurred significant costs to develop the brand in Australia and integrate the business into the structure of the parent company.

Liquidity and Capital Resources

The Company

The Company's working capital as of December 29, 1996 was approximately $3.1 million as compared to working capital of $300,000 on December 31, 1995. Total current assets were $1.5 million on December 29, 1996 and $2.6 million on December 31, 1995. Current liabilities increased by $2.3 million in 1996 to $4.6 million from $2.3 million in 1995. The primary decrease in current assets was attributed to the use of initial public offering funds to acquire fixed assets. The increase in current liabilities is related to trade payables associated with restaurant operations and interest on related party debt.

         The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                            January 1, 1996     January 2, 1995
                                                   to                 to
                                           December 29, 1996   December 31, 1995
                                              In Thousands       In Thousands
Net cash (used) in operating activities         $(1,573)            $  (618)
Cash (used) in investing                         (4,804)             (2,500)
Cash provided by financing                        5,289               4,733

During the fiscal year ended December 29, 1996, the Company used approximately $1,573,000 for operating activities. The Company had a net loss of approximately $6.3 million which was reduced by non-cash adjustments of $3,140,600. Accounts receivable decreased by approximately $166,000 which was offset by an increase of inventories of $80,000 and an increase of prepaid expenses of $464,000. The accounts payables, accrued liabilities, and other payables increased by approximately $1,960,000.

Cash used in investing activities of approximately $4,800,000 is primarily attributed to $4,057,000 spent on leasehold improvements, furniture and fixtures for the new restaurants in the United Kingdom and Australia, and $664,000 spent on pre-opening costs associated with new restaurants. New officer loans totaled $118,000 and loans were repaid of $35,000.

Cash provided by financing activities for the year was aprroximately $5,289,000 which include the net proceeds from the sale of common shares of approximately $3,397,000 less additional offering costs of $55,000, the proceeds from a loan from Westminster Bank for $1.0 million and advances from a related party of $2,861,000 with repayments of approximately $1,609,000. The repayment terms on the intercompany advances have been extended to June 1998.

The Company has a lease for its U.S. corporate office which terminates in June 1997. The United Kingdom headquarters at Milton Keynes, England is subject to a month-to-month lease. The Australian headquarters are in Sydney, Western Australia. The leased property is subject to a two year lease which expires in August 1998. Estimated annual lease payments for each of the next five years are approximately $947,000, $936,000, $924,000 and $924,000 per year, respectively.
This cost relates primarily to the restaurant sites.

To finance the construction and opening of the second and third restaurants in the U.K., the Company obtained debt financing and financing from a related party. The Company has signed a Fixed Rate Loan Agreement for 650,000 British Pounds (approximately $1 million) with the National Westminster Bank PLC. The terms of the loan are for seven years at an interest rate of the U.K. base rate plus three percent. The Company currently is not in compliance with certain loan covenant provisions. The Company has implemented sales building and cost reduction programs which should enable it to satisfy the operating profitability guidelines. In our discussion with the bank, the bank feels that the loan is fully secured and at this time has not expressed intentions to demand repayment of the loan. The Company secured a short term loan of $1.6 million from Brinker in February 1997. The interest rate is 8% and the monies are to be repaid either in August 1997 or March 1998 depending on certain conditions. These monies will be used for short term working capital purposes.

In Australia, the landlord has committed to finance the three restaurants that will start construction in the second quarter. The Company has also agreed on heads of terms with an investment management company to finance land purchases and restaurant construction. This agreement will be used in lieu of landlord financing in each case when possible. The Company is responsible for financing the interior decor, furniture, equipment and pre-opening costs. The Company will use cash flow from local operations and bank financing to pay for its responsibilities. The Company does not have a bank commitment at this time for future equipment leases. The Company used one guaranty provided by Brinker to secure the Ringwood lease.

The Company has reached an agreement in principle with Woodland Limited Partnership to convert $750,000 of long term debt to convertible preferred shares. This agreement will be presented to the Company's Board of Directors for approval.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount; sales building in the restaurants; the rescheduling of payment terms on the advances from Woodland Limited Partnership; and securing a working capital loan from Brinker. The Company is also analyzing the cost to construct restaurants and incur pre-opening expenses to identify ways to elimintate cost. The Company believes that anticipated revenues and additional capital or borrowing will be necessary to achieve the Company's development schedule and satisfy future construction obligations and amounts due to Brinker. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of it the Company is unable to raise more funds, the Company will reduce its operations to a level consistent with its available funding.

Inflation

To date, inflation has not had a material effect on the Company's operations.

Item 7.   Financial Statements

See the Financial Statements data listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information relating to the directors will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.


Item 10.    Executive Compensation

     The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.



Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.


Item 12.   Certain Relationships and Related Transactions

     The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-KSB by this reference.


Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

              3(A)(2)      Certificate of Incorporation

               (C)(2)      Bylaws of Registrant

              4(A)(3)      Form of Common Stock Certificate

               (B)(3)      Class A and Class B Common Stock Purchase Warrant
                           Specimens

             10(A)(2) Development Agreement dated July 15, 1994 between Brinker International, Inc. and Restaurant House Limited

             10(A)(i)(4)   License Agreement dated January 27, 1995 between
                           Brinker International, Inc. and Restaurant House
                           Limited

             10(A)(ii)(4)  Letter Agreement dated January 9, 1995 by Brinker
                           International, Inc.

               (E)(4)(**)  Form of Incentive Stock Option Plan

             21(2)         Subsidiaries of the Registrant

             10(F)(5) Development Agreement between Brinker International, Inc. and Red Hot Concepts-Pacific, Inc. dated November 8, 1995

             10(G)(5)      Share Sale Agreement between Red Hot
                           Concepts-Pacific, Inc. and Brinker Australia, Inc. dated November 8, 1995

             11(*)(**)     1996 Non-Employee Directors Stock Option Plan

---------------------

         (*)   Filed herewith.

         (**)  Denotes Compensatory Plans

1 Incorporated by reference, filed as an exhibit to Registrant's Post-Effective Amendment No. 1 to SB-2 filed with the Securities and Exchange Commission on November 8, 1994.

2 Incorporated by reference, filed as an exhibit to Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 8, 1994.

3 Incorporated by reference, filed as an exhibit to Registrant's Pre-Effective Amendment No. 1 to SB-2, filed with the Securities and Exchange Commission on November 8, 1994.

4 Incorporated by reference previously filed as an exhibit to Registrant's Pre-Effective Amendment No. 2 to SB-2 filed with the Securities and Exchange Commission on November 8, 1994.

5 Incorporated by reference filed as Exhibit to Registrant's 8-K, filed with the Securities and Exchange Commission on November 28, 1995.


          (b)  Reports on Form 8-K

               During the last quarter the following Form 8-K's were filed by the Company:

               (i) On November 7, 1996, the Company filed a report on Form 8-K reporting events under Item 9.

               (ii) On December 27, 1996, the Company filed a report on Form 8-K reporting events under Item 9.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         RED HOT CONCEPTS, INC.



                                         By:/s/Norman Abdallah
                                         Norman Abdallah, President

                                         Date:  April 2, 1997


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Norman Abdallah            President and Director              April 2, 1997
Norman Abdallah               (Chief Executive Officer)

/s/H. Michael Bush            Chief Financial Officer             April 2, 1997
H. Michael Bush               and Secretary (Principal
                              Financial and Accounting
                              Officer)

/s/Colin Halpern              Chairman of the Board               April 2, 1997
Colin Halpern

/s/Melvin F. Lazar            Director                            April 2, 1997
Melvin F. Lazar

/s/Robert Pace Flack          Director                            April 2, 1997
Robert Pace Flack

/s/Franklen Myles Abelman     Director                            April 2, 1997
Franklen Myles Abelman

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

Independent Auditor's Report........................................F-1

Consolidated Balance Sheet as of December 29, 1996..................F-2. . . F-3

Consolidated Statements of Operations for the
fifty-two weeks ended December 29, 1996 and
December 31, 1995...................................................F-4

Consolidated Statements of Stockholders' Equity
for the period January 2, 1995 to December 29, 1996.................F-5

Consolidated Statements of Cash Flows for the
fifty-two weeks ended December 29, 1996 and
December 31, 1995...................................................F-6.. . F-7

Notes to Consolidated Financial Statements..........................F-8 . . F-23





                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Red Hot Concepts, Inc.




     We have audited the accompanying consolidated balance sheet of Red Hot Concepts, Inc. and its subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two week periods ended December 29, 1996 and December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 29, 1996, and the consolidated results of their operations and their cash flows for each of the fifty-two week periods ended December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have not satisfied certain loan covenants; and have a working capital deficit of $3,099,616 that raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.

Cranford, New Jersey
April 2, 1997

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 29, 1996.
--------------------------------------------------------------------------------




Assets:
Current Assets:
   Cash and Cash Equivalents                                          $  534,145
   Restricted Cash                                                       110,000
   Due from Related Party                                                 29,785
   Accounts Receivable                                                    34,545
   Inventories                                                           201,755
   Prepaid Expenses and Accrued Income                                   224,630
   Deposits                                                              380,718
                                                                      ----------

   Total Current Assets                                                1,515,578

Property and Equipment:
   Furniture and Fixtures                                              4,659,014
   Less:  Accumulated Depreciation                                       356,241

   Property and Equipment - Net                                        4,302,773
                                                                      ----------

Officer Loans Receivable                                                 134,162

Other Assets - Net                                                     1,804,624
                                                                      ----------

   Total Assets                                                       $7,757,137
                                                                      ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 29, 1996.
--------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                            $ 3,553,078
   Current Portion of Long-Term Debt                                    937,051
   Accrued Interest Payable - Related Party                             125,065
                                                                    -----------

   Total Current Liabilities                                          4,615,194
                                                                    -----------

Long-Term Liabilities:
   Long-Term Debt                                                       717,180
   Long-Term Debt - Related Party                                     1,195,302
                                                                    -----------

   Total Long-Term Liabilities                                        1,912,482
                                                                    -----------

Commitments and Contingencies [16]                                           --
                                                                    -----------

Minority Interest                                                         3,123
                                                                    -----------

Stockholders' Equity:
   Common Stock, $.01 Par Value, 20,000,000
     Shares Authorized, 9,262,347 Shares Issued
     and Outstanding                                                     92,623

   Additional Paid-in Capital                                         8,884,040

   Accumulated Deficit                                               (7,693,155)

   Cumulative Foreign Currency Translation Adjustment                   (57,170)
                                                                    -----------

   Total Stockholders' Equity                                         1,226,338
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 7,757,137
                                                                    ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       Fifty-Two Weeks Ended
                                                     December 29,     December 31,
                                                       1 9 9 6          1 9 9 5

Revenues                                             $ 9,438,739      $ 1,092,286
                                                     -----------      -----------

Cost of Revenues:
   Cost of Revenues                                    3,045,621          405,742
   Restaurant Expense                                  6,543,898          708,806
                                                     -----------      -----------

   Total Cost of Revenues                              9,589,519        1,114,548
                                                     -----------      -----------

   Gross Margin [Loss]                                  (150,780)         (22,262)

Closure of Restaurant                                  2,198,452               --

General and Administrative Expenses                    2,778,986        1,202,013

Depreciation and Amortization                            805,279          115,883
                                                     -----------      -----------

   Operating Loss                                     (5,933,497)      (1,340,158)
                                                     -----------      -----------

Minority Interest in Net Income of Subsidiary               (634)              --
                                                     -----------      -----------

Other Income [Expense]:
   Interest Income                                        23,627           41,624
   Interest Expense - Related Party                     (220,103)              --
   Interest Expense                                     (164,222)          (7,793)
                                                     -----------      -----------

   Other [Expense] Income - Net                         (360,698)          33,831
                                                     -----------      -----------

   Net Loss                                          $(6,294,829)     $(1,306,327)
                                                     ===========      ===========

   Net Loss Per Share                                $      (.91)     $      (.29)
                                                     ===========      ===========

   Weighted Average Number of Shares Outstanding       6,929,929        4,480,267
                                                     ===========      ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                                                         Foreign
                                               Common Stock             Additional                       Currency          Total
                                          Number of                       Paid-in       Accumulated     Translation    Stockholders'
                                           Shares         Amount          Capital        [Deficit]       Adjustment        Equity

   Balance - January 2, 1995              4,700,000     $    47,000     $    53,000     $   (91,999)    $    (2,985)    $     5,016

Common Stock Contributed to
   Company                                 (950,000)         (9,500)          9,500              --              --              --

Issuance of Common Stock [Net
   of $1,376,757 Discounts and
   Expenses]                              1,012,347          10,123       4,687,202              --              --       4,697,325

Net Loss for the fifty-two week
   period ended December 31, 1995                --              --              --      (1,306,327)             --      (1,306,327)

Foreign Currency Translation
   Adjustment                                    --              --              --              --         (11,431)        (11,431)
                                        -----------     -----------     -----------     -----------     -----------     -----------

   Balance - December 31, 1995            4,762,347          47,623       4,749,702      (1,398,326)        (14,416)      3,384,583

Additional Offering Costs                        --              --         (55,000)             --              --         (55,000)

Issuances of Common Stock [Net
   of $103,252 of Expenses]               4,500,000          45,000       2,551,748              --              --       2,596,748

Funds Received for Stock Offering                --              --         800,000              --              --         800,000

Fair Value of Stock Purchase
   Warrants [9]                                  --              --         840,078              --              --         840,078

Issuance of Common Stock of
   Subsidiary for Lease Guaranty [12]            --              --          (2,489)             --              --          (2,489)

Net Loss for the fifty-two week
   period ended December 29, 1996                --              --              --      (6,294,829)             --      (6,294,829)

Foreign Currency Translation
   Adjustment                                    --              --              --              --         (42,754)        (42,754)
                                        -----------     -----------     -----------     -----------     -----------     -----------

   Balance - December 29, 1996            9,262,347     $    92,623     $ 8,884,040     $(7,693,155)    $   (57,170)    $ 1,226,338
                                        ===========     ===========     ===========     ===========     ===========     ===========

Foreign Currency Translation:
     The functional currency for the Company's United Kingdom subsidiary and Australian subsidiary is the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. Equity transactions denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     Fifty-Two Weeks Ended
                                                                               December 29,       December 31,
                                                                                 1 9 9 6             1 9 9 5
Operating Activities:
   Net Loss                                                                    $(6,294,829)        $(1,306,327)
                                                                               -----------         -----------
   Adjustments to Reconcile Net Loss to Net Cash [Used for] Provided by
     Operating Activities:
     Depreciation and Amortization                                                 805,287             115,883
     Writeoff of Leased Asset Upon Lease Cancellation                               41,251                  --
     Writeoff of Restaurant Closure                                              2,198,452                  --
     Minority Interest in Net Income of Subsidiary                                     634                  --
     Discount on Note Payable Amortized                                             95,038                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                         165,802            (546,748)
       Inventories                                                                 (79,656)           (196,667)
       Prepaid Expenses and Accrued Income                                        (464,354)             13,275

     Increase [Decrease] in:
       Accounts Payable                                                          2,258,125             589,925
       Accrued Expenses                                                           (261,418)            694,892
       Other Payables and Accrued Interest                                         (37,139)             17,202
                                                                               -----------         -----------

     Total Adjustments                                                           4,722,022             687,762
                                                                               -----------         -----------

   Net Cash - Operating Activities                                              (1,572,807)           (618,565)
                                                                               -----------         -----------

Investing Activities:
   Purchase of Furniture and Fixtures                                           (4,057,257)         (1,515,978)
   Purchase of Intangible Capital Assets                                          (664,113)           (779,199)
   Advances to Officers                                                           (118,162)            (51,000)
   Payment by Officers                                                              35,000                  --
   Decrease [Increase] in Restricted Cash                                               --            (110,000)
                                                                               -----------         -----------

   Net Cash - Investing Activities                                              (4,804,532)         (2,456,177)
                                                                               -----------         -----------

Financing Activities:
   Proceeds from Sale of Common Stock                                            3,396,748           4,697,325
   Payment of Offering Costs                                                       (55,000)                 --
   Advances from Related Parties                                                 2,861,000             194,757
   Payments to Related Parties                                                  (1,608,753)           (144,450)
   Capital Lease Payments                                                          (42,251)            (14,921)
   Loan Proceeds                                                                 1,000,000                  --
   Repayment of Loan                                                              (262,949)                 --
                                                                               -----------         -----------

   Net Cash - Financing Activities                                               5,288,795           4,732,711
                                                                               -----------         -----------

Effect of Exchange Rate Changes on Cash                                            (32,280)             (8,716)
                                                                               -----------         -----------

   Net [Decrease] Increase in Cash and Cash
     Equivalents - Forward                                                     $(1,120,824)        $ 1,649,253


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      Fifty-Two Weeks Ended
                                                                                 December 29,       December 31,
                                                                                   1 9 9 6            1 9 9 5
   Net [Decrease] Increase in Cash and Cash
     Equivalents - Forwarded                                                    $(1,120,824)        $ 1,649,253

Cash and Cash Equivalents - Beginning of Periods                                  1,654,969               5,716
                                                                                -----------         -----------

   Cash and Cash Equivalents - End of Periods                                   $   534,145         $ 1,654,969
                                                                                ===========         ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                   $    64,103         $     3,105
     Income Taxes                                                               $        --         $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Note Payable Issued in Connection with Acquisition                           $        --         $   200,000

   Commitment to Purchase Assets                                                $        --         $   520,445

   Transfer of Capital Leases from Related Company                              $        --         $    72,366

   Note Payable Issued in Connection with the UK Development
     Agreement                                                                  $   220,000         $        --

   Deferred Lease Guarantee of Subsidiary                                       $   497,181         $        --

   Liability for Guarantee Agreement                                            $  (497,180)        $        --

   Minority Share of Stock Issuance of Subsidiary                               $        (1)        $        --


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Organization and Nature of Business

Corporate Structure - Red Hot Concepts, Inc. ["Red Hot"] was incorporated in Delaware on June 14, 1994. Its principal offices are located in Bethesda, Maryland. Red Hot owns 100% of the stock of Restaurant House Limited ["Restaurant House"], a United Kingdom corporation headquartered in Milton Keynes, England.

Red Hot Concepts - Pacific, Inc., ["Red Hot Pacific"] a Delaware corporation, was formed in September 1995 and is owned 95% by Red Hot. In November 1995, Red Hot Pacific acquired all of the stock of Chili's Texas Grill Pty Ltd. ["CTG"], an Australian company [See Note 17].

Red Hot and its subsidiaries [collectively the "Company"] were considered a development stage enterprise until October 1995, when operations commenced.

Description and Nature of Business - The Company has the exclusive right to own and operate Chili's Grill and Bar restaurants ["Chili's Restaurants"] pursuant to development and license agreements, in the United Kingdom ["UK"], Australia and New Zealand. As of December 29, 1996, the Company owned and operated 2 restaurants in the UK and 3 restaurants in Australia.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Red Hot and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - Substantially all accounts receivable arise from credit card sales. The Company experiences approximately a one week delay in the collection of these accounts. Management considers these accounts to be fully collectible.

Inventories - Inventories, which consist primarily of finished food products, are stated at the lower of cost, determined by the first-in, first-out basis, or market value.

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the lease term, which averages 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 29, 1996 and December 31, 1995 was $428,270 and $66,916, respectively.

Development and License Agreements - Development and license agreements are stated at cost which includes the purchase price and related costs, which are primarily professional fees. The exclusive development rights under the development agreements are being amortized by the straight-line method over the 10 year term of the development agreements. The cost of the license agreement for each restaurant will be amortized by the straight-line method over the 20 year term of the license.

Restaurant Development and Start-Up Costs - Restaurant development costs relating to the design and construction of the restaurants are stated at cost. Upon the restaurants' opening, these costs are classified as property and equipment and amortized over their useful life, which averages 20 years. Start-up costs related to hiring, training and other direct costs are stated at cost and amortized over the first twenty-four months of restaurant operations.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Deferred Lease Guaranty - The Company has entered into an agreement to have guaranteed, under certain circumstances, a minimum of 5 and up to 12 of its operating leases for properties. These guarantees are to be amortized over 5 years under the straight-line method [See Note 16C].

Revenue Recognition - The Company recognizes revenue at the point of sale to the customer.

Advertising and Promotion Expense - In accordance with development and license agreements [See Notes 15A and 15B], the Company is required to spend a minimum of 1/2 of 1% of the prior year's average annual gross receipts on advertising and promotion. Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the fifty-two week periods ended December 29, 1996 and December 31, 1995 were $581,943 and $69,583, respectively.

Stock Transaction of Subsidiary - Changes in Red Hot's proportionate share of subsidiary equity are accounted for as equity transactions and either increase or decrease the Company's investment in the subsidiary [See Note 12].

Loss Per Share - Loss per share of common stock is based on the weighted average number of common shares outstanding for the periods presented. Common stock equivalents are included in the computation when their effect is considered dilutive.

Foreign Currency Translation - Balance sheet amounts denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the year end rate of exchange. Operational results denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the average yearly rate of exchange. Equity transactions denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, management expects these assets to be fully recoverable.

Stock Options Issued to Employees - The Company adopted SFAS No. 123 "Accounting for Stock- Based Compensation" on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25 "Accounting for Stock Issued to Employees" for financial reporting purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to the December 29, 1996 presentation.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[3] Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company was organized on June 14, 1994 and was in the development stage until October 1995 when operations commenced. To date, the Company has spent significant time focusing its efforts on various organizational activities including negotiating the development and license agreements [See Note 15], developing a business strategy, selecting sites, hiring and training of management personnel and undertaking various other activities necessary for start-up operations in the UK and Australia.

Since the Company's operations only commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in net losses of $6,294,829 and $1,306,327 for the fifty-two week periods ended December 29, 1996 and December 31, 1995, respectively, and a working capital deficit and an accumulated deficit at December 29, 1996 of $3,099,616 and $7,693,155, respectively. The Company has had to close one of its three UK restaurants. The Company has been funded through December 29, 1996 through loans from related parties and affiliated entities, as well as equity transactions.

The Company has taken several significant steps to improve the overall profitability of its restaurant operations and to reduce its administrative costs. In June of 1996, the Company began a restructuring program. The restructuring included reducing the head count from thirteen to two employees and sharing administrative services with a related company. In December 1996, the Company decided to close one of its restaurants that was not consistent with managements' expectations. In addition, the Company plans to enter into a loan agreement with its franchisor which will provide interim financing and provide working capital for the Company's UK subsidiary. The Company has been negotiating with investment groups in Australia to help finance the purchase of land and construction of the restaurants in Australia. The Company would pay rent as a fraction of the landlord building costs. The Company is pursuing discussions with banks and other finance companies to finance leasing the restaurant equipment and furniture. The Company is planning to convert some of its related party debt into equity [See Note 19D].

There can be no assurances that management's plans to reduce operating losses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 29, 1996, the Company had approximately $449,000 on deposit in the UK and Australia. The UK and Australia do not have federal insurance on balances maintained in banks. At December 29, 1996, the Company maintained deposits in financial institutions in the United States that were approximately $147,000 in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. There is no collateral in relation to deposits. At December 29, 1996, one letter of credit in the amount of $110,000 had been issued on the Company's behalf and is secured by a cash account, which is reflected as restricted on the balance sheet. At December 29, 1996, there have been no drawings under this letter of credit and there is no outstanding balance due related to it.

[B] Operations in Foreign Countries - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks] any of which could have a significant impact on the Company's operations.

[C] Economic Dependency - Due to the nature of the licenses granted pursuant to the development agreements with Brinker International, Inc. ["Brinker"] [See
Note 16], the success of the Company is in part dependent upon the overall success of Brinker and Chili's Restaurants, including Brinker's financial condition, management and marketing success. If Brinker becomes unable to provide necessary support to the Company, such inability could have a material adverse effect on the Company.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[5] Other Assets

Other assets, at December 29, 1996, consists of the following:

                                                                      Accumulated
                                                                     Amortization
                                                                     December 29,
                                                          Cost          1 9 9 6       Writeoffs             Net
Deferred Lease Guarantees                            $     497,181   $       24,859  $           --  $      472,322
Development and License Agreements                         749,351           79,070              --         670,281
Restaurant Development and Start-Up Costs                1,406,074          322,047        (422,006)        662,021
                                                     -------------   --------------  --------------  --------------

   Totals                                            $   2,652,606   $      425,976  $      422,006  $    1,804,624
                                                     =============   ==============  ==============  ==============

Amortization expense of the deferred lease guarantees for the fifty-two week periods ended December 29, 1996 and December 31, 1995 was $24,859 and $-0-, respectively.

Amortization expense for development and license agreements for the fifty-two week periods ended December 29, 1996 and December 31, 1995 was $58,198 and $20,872, respectively.

Amortization expense of restaurant development and startup costs for the fifty-two week periods ended December 29, 1996 and December 31, 1995 was $293,952 and $28,095, respectively.

The write-off of restaurant development and start-up costs during 1996 relate to the closure of one of the UK restaurants [See Notes 14 and 15A].

[6] Long-Term Debt

Long-term debt consists of the following at December 29, 1996:

Note payable to Natwest Bank, interest at base rate plus 3%                                         $       837,051
Note payable to Brinker Australia, Inc. for the Acquisition of Chili's Texas
   Grill Pty., Ltd., noninterest bearing                                                                    100,000
Note payable to Brinker International for the UK Development and
   License Agreement, noninterest bearing                                                                   220,000
Minimum real estate lease guaranty payable to Brinker International discounted
   at 15% for five years                                                                                    497,180
Related party note payable to Woodland Limited Partnership due
   June 30, 1998 at 8% interest, net of fair value of a common stock purchase warrant 794,820 Related Party note payable to Woodland Limited Partnership due
June 30, 1998
   at 12% interest, net of fair value of common stock purchase warrant                                      400,482
                                                                                                    ---------------

Total                                                                                                     2,849,533
Less:  Current Portion                                                                                      937,051
                                                                                                    ---------------

   Long-Term                                                                                        $     1,912,482
                                                                                                    ===============

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[6] Long-Term Debt [Continued]

In March 1996, the Company obtained a loan for approximately $1,000,000 to finance the opening of its second test restaurant [See Note 16A] in the UK. At December 29, 1996, the outstanding balance was $837,051. This loan, which bears interest at the bank's base rate [approximately 6%] plus 3%, is payable over 7 years. The loan agreement has various covenants pertaining to financial statement ratios. At December 29, 1996, the Company was in breach of the tangible net worth and adjusted operating profit covenants. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. As of April 2, 1997, the bank has not waived the above requirements and accordingly, the entire amount of the note, $837,051, has been included in current liabilities. The loan is secured by all of the assets of Restaurant House.

During November 1995, in connection with a share sale agreement between the Company and Brinker Australia, Inc., a wholly-owned subsidiary of Brinker [See
Note 17], the Company incurred a note payable obligation of $300,000. Upon execution of the agreement, $100,000 was paid and another $100,000 was also paid in November 1996. The remaining balance of $100,000 is due in November 1997.

As consideration for the UK Development Agreement, the Company agreed to pay Brinker $320,000, of which $100,000 was paid upon execution of the UK Development Agreement [See Note 16A]. The $100,000 is non-refundable. The remaining $220,000 is due on April 1, 1998.

In connection with the guaranty agreement with Brinker [See Note 16C], the Company is required to buy back their subsidiary's shares of stock at the end of the five year term of the agreement for a minimum of $1,000,000 [See Note 16C]. The liability recorded at December 29, 1996 represents the Company's minimum liability for the repurchase of the stock at September 30, 2001 discounted at 15% for five years to $497,180.

At December 29, 1996, short-term obligations of the Company to a related party were converted into long-term debt [See Notes 9 and 19D].

The following are maturities of debt for each of the next five fifty-two week periods:

December 29,
   1997                                             $       937,051
   1998                                                   1,415,302
   1999                                                          --
   2000                                                          --
   2001                                                     497,180
   Thereafter                                                    --
                                                    ---------------

   Total                                            $     2,849,533
                                                    ===============

[7] Leases

In 1995, the Company had leased motor vehicles under capital leases expiring in various years through 1998. These leases were transferred to the Company from a related company during the fifty-two week period ended December 31, 1995. As a result of changing the entire management team in the UK, the Company has returned all the motor vehicles under lease to the leasing company [See Note 9].

Red Hot subleases its U.S. office from a related party [See Note 9]. The lease expires June 1997. Restaurant House subleases office facilities from a wholly-owned subsidiary of a related company [See Note 9].

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[7] Leases [Continued]

CTG leases its office facilities in Australia under a 2 year lease term, expiring September 1998.

The Company has 5 operating leases for restaurant sites ranging from 2 to 25 years. Two of these leases, one with a 5 year term and one with a 11 year term, have renewal options, exercisable at the Company's option, for successive five year terms through 2012. These leases, which expire through 2020 provide for aggregate annual rent of $15,276,958.

Minimum future rental payments under non-cancelable operating leases and subleases having remaining terms in excess of one year as of December 29, 1996 for each of the next five fifty-two week periods and in the aggregate are as follows:

Fifty-Two Week
Period Ended
December 29,
   1997                                              $        947,068
   1998                                                       935,589
   1999                                                       923,868
   2000                                                       923,868
   2001                                                       923,868
   Subsequent to 2001                                      10,622,697
                                                     ----------------

   Total Minimum Future Rentals                      $     15,276,958
                                                     ================

Rent expense for the fifty-two week periods ended December 29, 1996 and December 31, 1995 was $959,307 and $108,712, respectively.

[8] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 29, 1996:

                                     Carrying Amount        Fair Value

Short-Term Debt                      $       937,051    $        928,935
                                     ===============    ================

Long-Term Debt                       $     1,912,482    $      1,813,673
                                     ===============    ================

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable and accounts payable, it was assumed that the carrying amount approximated fair value because of the short maturities of these instruments. The fair value of short-term debt and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[9] Related Party Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the Chairman of the Board of the Company. The balance due to Woodland for funds advanced to the Company was $89,709 at December 31, 1995. By the end of 1996, the total amount due to Woodland was $1,940,342, consisting of short-term advances of $940,342, and a short-term note payable of $1,000,000.

During 1996 funds were advanced and repayments were made to Woodland. The balance due to Woodland for these advances at December 29, 1996 was $940,342 plus accrued interest payable of $63,911. On December 28, 1996, Woodland agreed to convert these advances into a note payable due June 30, 1998, at 8% interest per annum. As partial consideration for the loan, the Company will issue a common stock purchase warrant entitling Woodland to purchase 300,000 shares of common stock at $1.75 per share for a term expiring December 31, 1999. The note is recorded net of fair value of the stock warrant at $794,820 [See Note 6].

In June 1996, Woodland accepted a note payable of $1,000,000 at 12% interest per annum to finance the opening of the Company's third test restaurant [See Note 16A]. As partial consideration for the loan, the Company will issue a common stock purchase warrant entitling Woodland to purchase 500,000 shares of the Company's common stock at $2.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $10 for 10 consecutive trading days ending within five days of the notice of redemption. On December 28, 1996, Woodland agreed to extend the note until June 1998. In further consideration, the Company will issue a common stock purchase warrant entitling Woodland to purchase an additional 500,000 shares of the Company's stock at $1.75 per share for a term expiring December 31, 1999 on the note. The note is recorded net of the fair value of these stock warrants at $400,482 [See
Note 6]. Interest expense amortized on purchase warrants for the 52 week period ended December 29, 1996 is $95,038. Accrued interest payable of $61,154 is outstanding at December 29, 1996.

At December 29, 1996, Woodland owns approximately 34% of the Company's outstanding stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. At December 31, 1995, IFS had advanced funds to the Company in the amount of $183,635. During 1996, the entire amount was repaid. IFS charges a management fee to the Company for administration services. For the years ended December 29, 1996 and December 31,1995, this management fee was $25,000 and $36,000, respectively, and those amounts were charged to operations. At December 29, 1996, a Company subsidiary is owed $29,785 from a subsidiary of IFS. IFS and one of its wholly-owned subsidiaries sublease office facilities to the Company in the United States and the United Kingdom, respectively [See Note 7]. During the fifty-two week period ended December 31, 1995, IFS transferred motor vehicles under capital lease at the remaining net lease value to the Company. These motor vehicles were returned to the leasing company upon cancellation of the lease and the related asset and liability were written off during 1996 [See Note 7].

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. During 1996, the total amount advanced to Mr. Halpern was $15,148 with repayments of $35,000. At December 29, 1996, the total amount due to the Company is $31,148. This amount is being offset through reimbursements due to Mr. Halpern.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 29, 1996 was $70,541. At December 29, 1996 there was no balance due and owing by the Company to this firm.

In September 1996, the Company hired a new President. At that time, he received advances from the Company of $3,014 and a loan of $100,000 from the Company for a term of two years at 6% interest. At December 29, 1996, accrued interest receivable and interest income on this loan was $1,000.

The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. The charge for his services was $120,000 and is allocated between the two companies.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[10] Provision for Income Taxes

Pursuant to United States tax laws, if the Company's subsidiaries organized under the laws of the UK or Australia are not engaged in business in the United States, profits of such subsidiaries will not be subject to United States taxation, until distributed as dividends. However, the Company would receive a credit against federal income tax liability that would otherwise result from any distributions from its subsidiaries for any UK or Australian corporate taxes paid by its UK or Australian subsidiaries on these distributions, as well as for any UK or Australian dividend and royalty withholding taxes imposed directly on the Company.

The Company has approximately $5,517,000 of net operating losses, which can be used to offset future UK taxable income, arising in the same trade. Under UK tax provisions, there is no time limit for the utilization of net operating losses. No deferred tax asset has been established as the realization of any deferred tax asset cannot be determined at December 29, 1996.

Australia tax provisions are recorded under the liability method of Australian tax effect accounting, whereby income tax expense is based on the operating profit before income tax adjusted for any permanent differences between financial reporting and taxable income. At December 29, 1996, the Australian subsidiary had recorded a deferred tax asset based on timing differences between financial reporting and taxable income of approximately $37,000, which was offset by a valuation allowance of approximately $37,000.

Red Hot does not file a consolidated United States federal income tax return with any of its related companies. There is no income tax provision as Red Hot as a stand alone company, incurred a net loss for 1996 and 1995. Therefore, no loss carryforward was used during 1996 and 1995. At December 29, 1996, Red Hot had a deferred tax asset attributable to its United States net operating loss, of approximately $634,000, which was offset by a valuation allowance of approximately $634,000. The change in the valuation allowance during the fiscal year ended December 29, 1996 was approximately $431,000.

The following summarizes the operating tax loss carryforwards by year of expiration.

                                           Expiration Date of
    Amount                                Tax Loss Carryforward

$       10,699                             December 31, 2009
$      475,713                             December 31, 2010
$    1,150,199                             December 31, 2011

[11] Stock Transactions

In May 1995, in connection with the filing of a post-effective amendment to its Registration Statement changing the offering price for the shares in its initial public offering from $5 to $6, Woodland, the holder of all the shares of common stock of the Company, at the time, contributed back to the Company 950,000 shares of common stock.

In August 1995, the Company completed its initial public offering [the "IPO"]. In connection with the IPO, the Company sold 1,012,347 Units, each Unit consisting of one share of common stock and two common stock purchase warrants, at $6 per Unit. Each Unit holder is entitled to exercise the two stock purchase warrants to purchase shares of common stock for an eighteen month and a five year period commencing November 1995 at $6.00 and $12.00 per share, respectively. As of December 29, 1996, 1,012,347 warrants exercisable at $6.00 and $12.00 per share through December 1997 and November 2000, respectively were outstanding. Additionally, the underwriter of the IPO received options to purchase 200,000 shares of common stock at $8.25 per share exercisable for a four year period commencing February 1996. The net proceeds received by the Company from the IPO were $4,697,325 after deducting underwriting discounts and expense reimbursements to the underwriter totaling $758,158 and offering costs of $618,599. Additional offering costs of $55,000 relating to this IPO were paid in 1996.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------


[11] Stock Transactions [Continued]

In June, August, November and December 1996, the Company had Regulation S share offerings and incurred offering costs of $103,252. In these offerings, the Company sold 3,000,000 shares of common stock at $.40 per share, 1,500,000 shares of common stock at $1.00 per share, 1,000,000 shares of common stock at $.50 per share and 600,000 shares of common stock at $.50 per share, respectively. At December 29, 1996, 1,600,000 shares had not been issued [See
Note 19A].

[12] Stock Transactions of Subsidiary

In September 1996, Red Hot Pacific issued 53 shares of common stock to Brinker in connection with a guaranty agreement valued at $1 [See Note 16C].

The above issuance reduced Red Hot ownership of Red Hot Pacific from 100% to 95%. As a result of this stock transaction and related liability for the guaranty agreement [See Notes 6 and 16C] Red Hot reduced its additional paid-in capital by $2,497 in consolidation.

[13] Stock Options and Warrants

[A] Stock Options - In order to attract, retain and motivate employees [including officers] and directors who perform substantial services for or on behalf of the Company, the Company adopted the 1996 Stock Option Plan and the 1995 Stock Incentive Plan [the "Director Plan" and the "1995 Stock Plan", respectively]. The 1996 Director Plan was amended January 1, 1997. The 1995 Stock Plan was terminated effective December 31, 1996. The 1996 Stock Plan [the "Stock Plan"] was adopted effective August 1, 1996.

Pursuant to the Stock Plan, officers and key employees of the Company, including directors, are eligible to receive awards of stock options [with or without limited stock appreciation rights] and directors are eligible to receive awards of non-qualified stock options [with or without limited stock appreciation rights]. Options granted under the Stock Plan may be "incentive stock options" ["ISO"], or non-qualified stock options ["NQOS"]. Limited Stock Appreciation Rights ["LSARs"] may be granted simultaneously with the grant of an option or [in the case of NQSOs] at any time during its term.

The Company has reserved 1,000,000 shares of its common stock for issuance of awards under the Stock Plan and 300,000 shares of common stock under the Director Plan [subject to anti-dilution and similar adjustments]. During the duration of the plan the maximum number of shares as to which stock options may be granted under the Stock Plan to any eligible person is 15% of the aggregate number of shares which may be issued under the plan. There are additional limitations as to the number of ISOs granted which became exercisable for the first time in any one calendar year.

The Stock Plan and Director Plan are administered by a committee [the "Committee"], established by the Company's Board of Directors. Subject to the provisions of the Stock Plan, the Committee determines the type of award, when and to whom awards will be granted, and the number of shares covered by each award, the terms, provisions and kind of consideration payable [if any], with respect to awards. In addition, the Committee has sole discretionary authority to interpret the Stock Plan and to adopt rules and regulations related thereto. Under the Director Plan, a member of the Company's Board of Directors, shall automatically be granted a "nonstatutory stock option" for 10,000 shares after the annual shareholders' meeting each year on the first day of January, April, July and October of each year. These options vest after one year.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[13] Stock Options and Warrants [Continued]

An option may be granted under the Stock Plan on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, options will be granted with an exercise price equal to the "Fair Market Value" [as defined in the Stock Plan] on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to "Ten Percent Stockholders" [as defined in the Stock Plan]. The options under the Stock Plan issued as of December 29, 1996, vest one-third over each of the next three years. The Committee may provide for the payment resulting from the exercise of the option in cash, by delivery of other common stock having fair market value equal to such option price or by a combination thereof.

An option granted under the Stock Plan shall be exercisable at such time or times as the Committee, in its discretion, shall determine, except that no stock option shall be exercisable after the expiration of ten years [five years in the case of an incentive stock option granted to a "Ten Percent Employee", as defined in the Stock Plan] from the date of the grant. The Stock Plan contains special rules governing the time of exercise in the case of death, disability or other termination of employment and also provides for acceleration of the exercisability of options upon certain events involving a change in control of the Company. Options granted under the Director Plan are exercisable one year after the grant is made for a period of nine years. The Director Plan also contains special exercise rules in the event of death or other termination.

The Company's Board of Directors may at any time and from time to time suspend, amend, modify or terminate the Stock Plan; provided, however, that, unless approved by the holders of a majority of the issued and outstanding securities of the Company entitled to vote, to the extent required by the Securities Exchange Act of 1934, as amended, no such change may (i) materially increase the aggregate number of shares as to which options may be granted under the Plan [except for adjustments provided for in the Plan to reflect stock dividends or other capitalizations affecting the number or kind of outstanding shares), (ii) materially increase the benefits accruing to optionees, or (iii) materially modify the requirements as to eligibility for participation in the Plan. In addition, no such change may adversely affect any option previously granted, except with the written consent of the optionee.

The Company has issued 240,000 nonqualified stock options to its President during 1996 outside of the Stock Plan, with the same terms and conditions of the Stock Plan.

Information pertaining to stock options as of December 29, 1996 and December 31, 1995 for the Company and for the years then ended is as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                       Weighted        Exercisable     Remaining
                                                         Common         Average           Stock       Contractual
                                                         Shares     Exercise Price       Options         Life

Options Outstanding - January 1, 1995                           --    $        --              --                --

Options Granted                                                 --             --              --                --
Options Exercised                                               --             --              --                --
Options Canceled                                                --             --              --                --
                                                       -----------    -----------   -------------

Options Outstanding - December 31, 1995                         --             --              --                --

Options Granted - Directors Plan                            50,000           2.59              --        9.50 Years
Options Granted - Stock Plan                               303,100           1.87              --         9.6 Years
Options Granted - Non-Qualified Stock Plan                 240,000           1.88              --         9.6 Years
Options Exercised                                               --             --              --                --
Options Canceled                                                --             --              --                --
                                                       -----------    -----------   -------------

   Options Outstanding -December 29, 1996                  593,100    $      1.94              --         9.6 Years
                                                       ===========    ===========   =============

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[13] Stock Options and Warrants [Continued]

No compensation cost was recognized in income under any of the stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                   Years ended
                                                   December 31,
                                          1 9 9 6                  1 9 9 5
Net [Loss]:
   As Reported                       $   (6,294,829)          $    (1,306,327)
                                     ==============           ===============

   Pro Forma                         $   (6,780,179)          $    (1,306,327)
                                     ==============           ===============

[Loss] Per Share:
   As Reported                       $         (.91)          $          (.29)
                                     ==============           ===============

   Pro Forma                         $         (.98)          $          (.29)
                                     ==============           ===============

At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan were $1.80, $1.30 and $1.31, respectively.

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the weighted average of the data used for the following items.

          Risk-Free          Expected       Expected       Expected
        Interest Rate          Life        Volatility      Dividends

            6.54%            5 Years         81.99%            --

[B] Common Stock Purchase Warrants - As of December 29, 1996, there were 1,012,347 Class A warrants and 1,012,347 Class B warrants outstanding, which were issued in August 1995 as part of a public offering. Holders of each Class A warrant are entitled to purchase one share of common stock at $6.00 per share until December 31, 1997. Holders of each Class B warrant are entitled to purchase one share of common stock at $12.00 per share until November 30, 2000 [See Note 11]. No warrants were exercised during the fifty-two week periods ended December 29, 1996 or December 31, 1995.

[14] Fourth Quarter Results of Operations

During the fourth quarter of 1996, the Company decided to close one of the three restaurants in the UK due to increasing losses. At that time, costs relating to restaurant development and start-up costs of $422,006 were written off, as well as additional costs relating to closing the restaurant in the amount of $1,776,446. The effect of this restaurant closure was to increase the fourth quarter net loss by 59% [$.24 per share].

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------


[15] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 29, 1996:

                                  United              United
                                  States              Kingdom         Australia         Eliminations         Consolidated
Revenues                     $           --     $     4,111,276     $   5,327,463     $            --      $    9,438,739
Gross Margin [Loss]          $           --     $      (772,127)    $     621,347     $            --      $     (150,780)
Net Income [Loss]            $   (1,446,063)    $    (4,886,761)    $      37,995     $            --      $   (6,294,829)
Assets                       $    9,467,397     $     4,870,430     $   2,345,930     $    (8,926,620)     $    7,757,137
Liabilities                  $    2,248,248     $     4,661,411     $   2,256,568     $    (2,638,551)     $    6,527,676
Company's Investment in
   Foreign Subsidiaries      $    6,371,300     $                   $                 $    (6,371,300)     $           --

For the fifty-two weeks ended December 31, 1995:

                                  United              United
                                  States              Kingdom         Australia         Eliminations         Consolidated


Revenues                     $           --     $       359,493     $     732,793     $            --      $    1,092,286
Gross Margin [Loss]          $           --     $      (318,123)    $     295,861     $            --      $      (22,262)
Net Loss                     $     (465,014)    $      (840,729)    $        (584)    $            --      $   (1,306,327)
Assets                       $    5,258,760     $     3,417,632     $   1,149,015     $    (3,968,265)     $    5,857,142
Liabilities                  $      975,828     $     1,186,477     $   1,128,883     $      (818,629)     $    2,472,559
Company's Investment in
   Foreign Subsidiaries      $    3,128,920     $            --     $     368,523     $    (3,497,443)     $           --

[16] Commitments

[A] UK Development Agreement - The Company has the exclusive right to own and operate Chili's Restaurants in the UK pursuant to an amended development and license agreement [the "UK Development Agreement"] with Brinker. The UK Development Agreement required the Company to open three Chili's Restaurants [the "test restaurants"] by August 1, 1996. This was achieved. The Company had the option to terminate the UK Development Agreement, without further obligation to Brinker, at any time between three months after the opening of the second test restaurant, and the earlier of (i) six months after the opening of the third test restaurant and (ii) November 1, 1996. Since the Company did not exercise its option to terminate the UK Development Agreement, the test restaurants were considered successful and the Company was then required to open a set number of restaurants by November 1, 2006. A new development schedule was issued by Brinker on January 27, 1997 [See Note 19B].

On December 24, 1996, one of the three restaurants were closed. On January 27, 1997, Brinker, through a letter agreement, agreed to a termination of the license agreement on that restaurant [See Note 19A]. In consideration for Brinker's agreement and approval of the closure, the Company is obligated to secure a replacement location for a licensed restaurant at a location mutually agreeable to both parties on or before the earlier to occur of either November 30, 1997 or three months after execution of a joint venture agreement approved by Brinker. The Company shall open the same for business on or before the earlier to occur of either May 31, 1998 or six months after securing such replacement location.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------


[16] Commitments

[A] UK Development Agreement [Continued] - The UK Development Agreement also requires the Company to enter into a license agreement with Brinker for each Chili's Restaurant it opens. Prior to beginning construction of a Chili's Restaurant, the Company must notify Brinker of its intention to establish a restaurant by sending Brinker a license application. The term of each license agreement is 20 years and it is renewable for an additional 20 years subject to certain conditions. The Company is required to pay Brinker a one-time opening fee of $20,000 for each Chili's Restaurant. In addition, the Company must pay to Brinker a monthly royalty fee equal to 2% of gross receipts.

The Company also has a right of first refusal for the development of other Brinker restaurant concepts in the UK.

As of December 29, 1996, the Company leases its 2 restaurants and intends to lease its future restaurant sites. During the fifty-two week period ended December 28, 1997, the Company does not expect to open any additional Chili's Restaurants in the UK.

[B] Pacific Development Agreement - The Company has the exclusive right to own and operate Chili's Restaurants in Australia and New Zealand pursuant to a Development and Franchise Agreement [the "Pacific Development Agreement"] with Brinker. The Pacific Development Agreement has an initial term ["Initial Term"] of 10 years and is renewable at the Company's discretion for an additional 10 year period if a combined minimum of 40 Chili's Restaurants are opened between the two countries. The Company acquired these rights in connection with the acquisition of Chili's Texas Grill Pty. Ltd. and has allocated $347,807 of the purchase price to the Pacific Development Agreement [See Note 16].

During the initial term of the Pacific Development Agreement, the Company is required to open 40 Chili's Restaurants in Australia and New Zealand in accordance with a yearly schedule by November 8, 2005. If the Company falls behind the development schedule by one restaurant in a given year, it will not be in default of its development obligations. However, if the Company falls behind the development schedule by more than one restaurant, the Company will be in default of its territorial development obligation. If such default occurs, the Company's exclusive rights to establish Chili's Restaurants in Australia and New Zealand will terminate and the Company will have to cease developing Chili's Restaurants. The Company would, however, be able to continue operating any Chili's Restaurants that had been established and operating pursuant to the Licensing Agreement. Any development fee obligations that are due under the Pacific Development Agreement but unpaid at the time it is terminated would be owed to Brinker.

If the Company is in compliance with the Pacific Development Agreement at the expiration of its Initial Term and is operating at least 40 Chili's Restaurants, the Company may renew the Pacific Development Agreement for an additional ten year period. The number of Chili's Restaurants to be opened during the renewal term will be subject to mutual agreement by the Company and Brinker; however, both parties have agreed that in no event will the number of Chili's Restaurants to be opened during the renewal term be less than two per year. If the Company and Brinker are unable to reach an agreement with respect to determining an annual number of Chili's Restaurants to be opened under either development agreement, the Pacific Development Agreement will not be renewed.

If after expiration of the Initial Term [or any renewal term], the Company's exclusive development rights are not renewed, then the Company would continue to have the right to operate its then existing Chili's Restaurants in accordance with the License Agreement for each such restaurant. In such event, the Company would no longer have the exclusive right to own and operate Chili's Restaurants under the Pacific Development Agreement and Brinker would have the right to proceed [or the right to grant a third p arty the right to proceed] with further development of Chili's Restaurants in the territory, subject to territorial rights granted under then existing License Agreements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------


[16] Commitments [Continued]

[B] Pacific Development Agreement [Continued] - The Pacific Development Agreement also requires the Company to enter into a license agreement with Brinker for each Chili's Restaurant it opens. Prior to beginning construction of a Chili's Restaurant, the Company must notify Brinker of its intention to establish a restaurant by sending Brinker a license application. The term of each license agreement is 20 years and it is renewable for an additional 20 years subject to certain conditions. The Company is required to pay Brinker a one-time opening fee of $20,000 for each Chili's Restaurant. In addition, the Company must pay to Brinker a monthly royalty fee equal to 2% of gross receipts.

[C] Guaranty Agreement - In September 1996, the Company entered into an agreement with Brinker pursuant to which Brinker agreed to guaranty, under certain circumstances, a minimum of five and up to 12 leases for properties in the Territory developed as Chili's Restaurants [the "Guaranty Agreement"]. The Company can request that Brinker guaranty up to five leases at any time through September 30, 2001, subject to the limits on Brinker's total liability described below. The Company can request up to an additional seven guarantees but only if:
(i) the demographic profile for the proposed Chili's location is substantially similar to the average demographic profile for a similar Chili's in the United States, (ii) the tenant under the lease to be guaranteed is not then in default under that lease, and (iii) the average gross sales of all of the similar Chili's Restaurants in the Territory is equal to or greater than 90% of the average gross sales of all similar Chili's in the United States.

Brinker's maximum liability under any one lease may not exceed $200,000 and the term of any guaranty shall be the lesser of (i) the first three years of the lease and (ii) the remaining term of the Guaranty Agreement. Brinker's maximum liability under the Guaranty Agreement in any year shall be as follows:

Year                            Maximum Guaranty

1997                            $     1,280,000
1998                                  2,250,000
1999                                  2,100,000
2000                                  1,200,000
2001                                     50,000

Brinker was issued 53 shares of stock of the Company's subsidiary [representing 5% of the outstanding shares] in connection with the Guaranty Agreement. The Guaranty Agreement was valued at $497,181, which is the net present value of the obligation under the Guaranty Agreement described below. The amortization expense for the 52 week period ended December 29, 1996 was $24,867 [See Note 5]. In the event Brinker is obligated to make any payments under any guaranty and the company does not reimburse Brinker within 20 days of making such payment, the Company is required to issue stock to Brinker in an amount representing 15.1% of the then outstanding shares of the Company's stock. On September 30, 2001, the Company's subsidiary is required to repurchase from Brinker the stock the Company issued under the Guaranty Agreement. The shares are to be repurchased at a price determined by a formula based on the Company' operating profit and general and administrative expenses. The purchase price of the 5% of the stock initially issued to Brinker shall not exceed $2,700,000 nor be less than $1,000,000 and the purchase price of any 15.1% block of stock issued shall not exceed $1,200,000 nor be less than $600,000. The Company may satisfy its obligations to repurchase the stock with cash or a two year promissory note. At December 29, 1996, the minimum obligation of this stock repurchase was recorded at its net present value of $497,180. The Company is contingently liable for a maximum repurchase price of up to $2,700,000, the present value of which would be approximately $1,340,000 as of December 29, 1996.

The Guaranty Agreement imposes certain financial and operating limitations on the Company including limitations on debt, payments to its Parent Company, officers' salaries and transfers of assets. The Company is in compliance with these limitations at December 29, 1996.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------


[16] Commitments [Continued]

[D] Employment Agreements - The Company has one formal employment agreement with one officer, and is formalizing an agreement with another officer. The agreements are for 2 year terms with aggregate compensation of $570,000, including incentive stock options.

[E] Letter of Credit - At December 29, 1996, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which is restricted on the balance sheet.

[F] Rental Guaranty - The National Australian Bank has a bank guarantee covering the lease on one restaurant in the amount of approximately $105,000. This is in turn covered by a stand-by letter of credit from Brinker. If the bank calls in payment for this guaranty, the bank would call upon the Australian subsidiary first, and then the Brinker letter of credit.

[17] Acquisitions

On November 9, 1995, the Company purchased from Brinker Australia, Inc. all of the stock of Chili's Texas Grill Pty Ltd, ["CTG"] an Australian company. In addition, the Company acquired the exclusive right to own and operate Chili's restaurants in Australia and New Zealand [See Note 14B]. The acquisition was accounted for using the purchase method. The purchase price of $300,000 is payable in three equal installments in November 1995, 1996 and 1997. In addition, the total cost of the acquisition includes costs related to the acquisition, which are primarily professional fees, of $68,523, which have been paid by the Company. The agreement also required CTG to pay a management fee of $57,000 to Brinker by November 30, 1995. The first installment of $100,000 and the management fee were paid in November 1995. The second installment payment of $100,000 was paid in November 1996 [See Note 6].

The total cost of the acquisition of $368,523 was $347,807 in excess of the fair value of tangible assets acquired. This $347,807 excess has been allocated to the acquired license and development rights and is being amortized using the straight-line method over the 10 year term of the development agreement.

CTG, which owns two operating rights to two Chili's Restaurants has also agreed to purchase, from the current owners, all of the assets used in connection with the operation of the two restaurants, excluding real estate, for an approximate cost of $520,000. The accompanying financial statements reflect the acquired assets in property and equipment.

The results of operations of CTG are included in these consolidated financial statements from November 9, 1995. The following summarized pro forma [unaudited] financial information assumes the acquisition had occurred at the beginning of the periods presented.

                                             Fifty-Two Week
                                              Period ended
                                              December 31,
                                                 1 9 9 5

Revenues                                     $     4,089,483
Net [Loss]                                   $    (1,434,385)
Net [Loss] Per Share                         $          (.32)

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------


[18] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[19] Subsequent Events

[A] Stock Issuance - On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock as of December 29, 1996 sold in the Regulation S share offering [See Note 11].

[B] Amended UK Development Agreement - On January 27, 1997, the Company and Brinker entered into a letter agreement extending the payment of the initial license fee until April 30, 1998, and the Company waived its right to terminate the Development and License Agreement effective October 31, 1996. Brinker also agreed to the closure of one of three of the restaurants and set terms on opening a replacement restaurant [See Note 16A]. This letter agreement also amended the development schedule, whereas the Company will have open and operating 32 restaurants by October 31, 2006.

[C] Line of Credit - On January 27, 1997, Brinker agreed to provide the Company's UK subsidiary with a line of credit with a maximum commitment of $1,600,000 evidenced by a Loan Agreement. As partial consideration for Brinker's agreement, Mr. Halpern and the parent company shall execute a guaranty agreement. As further partial consideration for Brinker's agreement, the Company will pledge to Brinker 448 shares of the outstanding stock in Red Hot Concepts - Pacific as security for the Company's performance under the Loan Agreement.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
--------------------------------------------------------------------------------


[19] Subsequent Events [Continued]

[D] On March 25, 1997, Woodland agreed to convert $750,000 of the amount due from the Company into convertible preferred shares, with interest payable quarterly of 8%, 10% and 12% during the next three years and interest payable at prime plus 3% for each year after 1999 [See Note 9].

The following summarized pro forma [unaudited] financial information assumes the conversion to equity took place at December 29, 1996:

                                                                            Historical          Pro Forma

Long-Term Debt - Related Party                                           $     1,195,302     $       445,302
                                                                         ===============     ===============

Convertible Preferred Stock $1.00 Par Value                              $            --     $       750,000
                                                                         ===============     ===============

Total Stockholders' Equity                                               $     1,226,338     $     1,976,338
                                                                         ===============     ===============



                              . . . . . . . . . . .