Form 10KSB40/A
period 1996-12-29
RED HOT CONCEPTS INC
filed 1997-04-28
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               FORM 10-KSB/A No.1

/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 29, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________________ to _______________

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

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

     As of March 17, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $8,954,477.

     As of March 17, 1997, there were 10,262,347 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                TABLE OF CONTENTS


ITEM                                                                       PAGE
                                     PART I

1.       Business.........................................................   4
2.       Properties.......................................................  11
3.       Legal Proceedings................................................  12
4.       Submission of Matters to a Vote of
         Security Holders.................................................  12
4A.      Executive Officers of the Registrant.............................  12


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters..........................................................  14
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................................  15
7.       Financial Statements.............................................  19
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.......................................................  19


                                    PART III

9.       Directors and Executive Officers
         of the Registrant................................................  20
10.      Executive Compensation...........................................  20
11.      Security Ownership of Certain Beneficial
         Owners and Management............................................  20
12.      Certain Relationships and Related
         Transactions.....................................................  20
13.      Exhibits and Reports on Form 8-K.................................  20
         Signatures.......................................................  20

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

        By October 31 of Each                Cumulative Total Number of
        of the Following                     Restaurants Which the
        Years                                Company shall have Open

                1996                                  3
                1997                                 21
                1998(2)                               4
                1999                                  7
                2000                                 11
                2001                                 16
                2002                                 20
                2003                                 23
                2004                                 26
                2005                                 29
                2006                                 32
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

     The high and low sale prices of the Units and Common Stock as reported by NASDAQ were as follows:

                                                      1996
                                          Units                   Common
                                  High          Low          High         Low

      First Quarter              $ 4.00       $ 1.25         $ --         $ --
      Second Quarter               2.75         1.625          --           --
      Third Quarter                4.00         1.50        3.375        1.875
      Fourth Quarter               4.00         2.00        3.875        2.25

                                                      1995
                                          Units                   Common
                                  High          Low          High         Low

      Third Quarter               $8.00        $6.00         Common not traded
      (beginning August 8, 1995)                             during this period
      Fourth Quarter               8.00         1.50

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

                                                    1996                               1995
                                                                   Consolidated   Consolidated
                                    UK      Australia   Parent         Total          Total
Revenues                           100%       100%                      100%           100%

Costs and Expenses
     Food & Beverage               (35%)      (30%)                     (32%)          (37%)
     Restaurant Labor              (27%)      (26%)                     (26%)          (33%)
     Restaurant Expense            (20%)      (11%)                     (15%)          (12%)
     Royalties                      (2%)       (2%)                      (2%)           (2%)
     Fixed Restaurant Expense      (35%)      (19%)                     (27%)          (18%)
                                  ----        ---       ----           ----           ----
Total Costs and Expenses          (119%)      (88%)                    (102%)         (102%)

Gross Margin (Loss)                (19%)      (12%)                      (2%)           (2%)

General & Administrative           (27%)       (8%)      (13%)          (29%)         (110%)
Depreciation/Amortization          (16%)       (3%)                      (9%)          (11%)
Closing Costs of Restaurant        (53%)       --         --            (23%)           --
                                  ----        ---       ----           ----           ----
Operating Loss                    (115%)        1%       (13%)          (63%)         (123%)
Other Income (Expense)              (4%)       --         (2%)           (4%)            3%
                                  ----        ---       ----           ----           ----

Net Income/(Loss)                 (119%)        1%       (15%)          (67%)         (120%)

Comparison of the Fifty-Two Week Period Ended December 29, 1996 and December 31, 1995.

                                   Australia      United Kingdom        Total
    Revenues                      $5,327,463       $4,111,276        $9,438,739
    Operating Income/(Loss)           46,320       (4,740,546)       (4,694,226)

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Officers and Directors are elected on an annual basis. The present term of each Director will expire at the next Annual Meeting of Shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors. The Officers and Directors of the Company and their respective positions are as follows:

     Officers are elected on an annual basis. Officers serve at the discretion of the Board of Directors. The executive officers of the Company and their respective positions are as follows:

     Name                         Age           Position

Norman J. Abdallah                 34        President, Director
H. Michael Bush                    42        Chief Financial Officer
Colin Halpern                      60        Chairman of the Board of Directors
Melvin F. Lazar                    57        Director
Robert P. Flack                    59        Director
Franklen Myles Abelman             55        Director
----------

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


     Colin Halpern has served as Chairman of the Board of the Company since June 1994 and served as President of the Company from June 1994 to August 1996. He also currently serves as President, Secretary, Treasurer and Director of Crescent Capital, Inc., Chairman of the Board of International Franchise Systems, Inc., Director of Lafayette Industries, Inc., and President, Chief Executive Officer, and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994, December 1993, January 1992 and August 1983, respectively. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 through December 1996. Colin Halpern also served as President of International Franchise Systems, Inc. from December 1993 through May 1996. From 1985 to the present, Mr. Halpern has served as the Chairman of Universal Service Corp. Mr. Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company which, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

     In June 1991, the SEC sought and received, and NPS Technologies Group, Inc. ("NPS") consented to the entering of, an order against NPS and its officers and employees that required NPS to file certain periodic reports with the SEC that had not been timely filed and permanently restrained and enjoined NPS and such officers and employees from failing to file in proper form with the SEC accurate and complete reports required to be filed by NPS pursuant to the rules and regulations of the SEC. Mr. Halpern is the President and Director of NPS, which is currently inactive. Since June 1991, certain of NPS' reports have not been timely filed by NPS and other reports have not been filed in proper form. The SEC has taken no further action against NPS or any of its officers and employees.

     Melvin F. Lazar has been an outside Director of the Company since June 1994. Mr. Lazar is the founding partner of Lazar, Levine & Company, a New York City CPA firm which is in its twenty-sixth year of operation. Mr. Lazar received a Bachelor of Business Administration degree from The City College of New York in 1960. He is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and is currently serving on the NYSSCPA Committee on Cooperation with Stock Exchanges and Investment Bankers as well as the Committee on Cooperation with Financial Media. Mr. Lazar has been licensed in the State of New York as a Certified Public Accountant since 1964. Mr. Lazar specializes in both litigation support services and assisting companies with merger and acquisition activities. He has assisted companies with funding requirements including venture, equity and debt financing and has serviced public and privately owned companies for over thirty years. Mr. Lazar is also a director of International Franchise Systems, Inc.

     Robert Pace Flack has served as a director of the Company since December, 1995. Since December, 1995, he has served as Chief Executive Officer, President and Director of Kona Restaurant Group, Inc. He is also currently serving as a management consultant for business development and for the food service industry as a director of Business Development Services, a private company. From June 1989 to December 1994, Mr. Flack has held several positions and most recently served as the President and Chief Executive Officer of Sonic Industries, a NASDAQ listed, fast food service, drive-in restaurant chain with over 1,300 outlets, 90% of which are franchised. He has served in senior management positions with several restaurant companies including El Chico Corporation (NASDAQ), Pizza Inn, Inc. (AMEX) and Village Kitchen Foods, Inc. Mr. Flack is a member of the National Restaurant Association and the International Franchise Association. Mr. Flack is also a director of International Franchise Systems, Inc. and of Lincoln National Bank, Oklahoma.

     Franklen Myles Abelman has served as a director of the Company since December, 1995. Mr. Abelman is currently serving as Regional General Counsel for British American Tobacco. From 1992 through 1995, Mr. Abelman served as an independent consultant in franchising, distribution and business development to entities involved in international development, particularly with respect to operations in the Far East, Europe and the Middle East. His clients include public and privately owned companies and franchise operations such as Roasters Corporation (for which he served as Vice President - International Development through 1995), Foodmaker, Carvel, Dairy Queen, Pepsico, Inc., Medvest and Brown and Williamson. From 1983 to 1992, Mr. Abelman was employed by Pepsico, Inc. and served as Vice President and General Counsel of Kentucky Fried Chicken International where he was responsible for managing the legal department and franchising operations of the Company's international division in 65 countries. Mr. Abelman is a director of Perfect Delivery, Inc. and of Foodco International, Ltd., both private companies. Mr. Abelman is also a director of International Franchise Systems, Inc.

Director Compensation

     Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors receive an annual fee of $5,000 and a fee of $1,000 for each board, committee, and shareholder meeting attended. Non-employee directors participate in the Company's 1996 Non-Employee Directors Stock Option Plan. Pursuant to the Company's plan, on the first business day of each January, April, July and October, each non-employee director is automatically granted an option to purchase 5,000 shares of Common Stock. The options are exercisable after the first anniversary of the grant for a period of ten years. During fiscal year 1996, Messrs. Abelman, Flack and Lazar each were granted an option to acquire 5,000 shares of Common Stock at an exercisable price of $2.52 and 5,000 shares at an exercisable price of $2.875. Mr. Halpern was granted an option to acquire 5,000 shares of Common Stock at an exercisable price of $2.875.

Meetings and Committees of the Board of Directors

     The Board of Directors ("Board") held five meetings in 1996. The Compensation and Stock Option Committee ("the Compensation Committee") which currently consists of Messrs. Lazar, Flack and Abelman evaluates the performance of and makes compensation recommendations for senior management, including the President and directs the administration of and make determinations under the Company's Stock Option and Incentive Plan. Messrs. Lazar, Flack and Abelman are the members of the Compensation Committee. The Compensation Committee met once in 1996. The Company does not have a standing audit or nominating committee.

     Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during fiscal year 1996 and
(ii) the total number of meetings held by all committees of the Board of Directors during fiscal year 1996 on which such person served.


Item 10.    Executive Compensation

Summary Compensation Table

     The following table sets forth the aggregate cash compensation paid by the Company on an annualized basis for the fifty-two weeks ended December 29, 1996, to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                       Long-Term Compensation
                                     Annual Compensation                                        Awards

   Name and                                                   Other Annual     Restricted     Securities    All Other
   Principal                                       Bonus      Compensation(2)    Stock        Underlying  Compensation
   Position               Year      Salary($)       ($)            ($)         Award(s)($)    Options(#)       ($)

Colin Halpern             1996       72,000           0           15,840           0             5,000         0
Chairman (1)              1995       72,000           0           60,156           0                 0         0

Norman Abdallah           1996       88,333      20,000(3)           ---                       400,000         0
President

H. Michael Bush           1996       50,000      10,000(3)           ---           0            90,000         0
Chief Financial Officer,
Secretary

(1)  Colin Halpern served as President from January 1996 to August 1996.
(2) For 1996, Mr. Halpern's other annual compensation includes $15,840 for car allowance and for 1995, Mr. Halpern's other annual compensation includes $15,840 for car allowance and $32,760 for housing allowance. Where no amount is given, the dollar value of perquisites paid to the named executive officer does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.
(3)  Represents amounts paid under the Company's bonus plan.

Stock Option Grants


     The following tables set forth, as to the named executive officers, certain information relating to options for the purchase of Common Stock granted and exercised during fiscal year 1996 and held at the end of fiscal year 1996.

                                                    Option Grants in Last Fiscal Year
                                                             Individual Grants
  Name                          Options      % of Total Options Granted     Exercise or     Expiration Date
                                Granted      to Employees in Fiscal Year    Base Price
                                   #
Colin Halpern                    5,000(1)                (1)                   $2.875         10/01/06
Norman Abdallah                400,000(2)                73%                    1.875         08/20/06
H. Michael Bush                 15,000(2)                 3%                    1.750         03/07/06
                                75,000(2)                14%                    1.875         08/20/06

(1) Represents options granted under the Company's 1996 Non-Employee Director Plan. Mr. Colin Halpern was not an executive officer of the Company at the time of grant. Such options are exercisable after the first anniversary of the grant until ten years from the date of grant.
(2) 1/3 of such options are exercisable on the first anniversary date of the grant, 1/3 are exercisable on the second anniversary date of the grant and the remaining 1/3 are exercisable on the third anniversary date of the grant. No option is exercisable after the expiration of ten years from the date of grant.

                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

    Name          Shares          Value       # of Securities     # of Securities       Value of           Value of
                Acquired on      Realized        Underlying          Underlying        Unexercised       Unexercised
                 Exercise           ($)         Unexercised         Unexercised       In-the-Money       In-the-Money
                    (#)                          Options at         Options at          Option at         Option at
                                                   FY-End             FY-End           FY-End (1)         FY-End (1)
                                                 Exercisable       Unexercisable       Exercisable       Unexercisable
Colin Halpern        0               0                0                 5,000               0                     *
Norman               0               0                0               400,000               0              $350,000
Abdallah
H. Michael           0               0                0                15,000               0                15,000
Bush                                                                   75,000               0                65,625

* At fiscal year-end, the Company stock was trading at a price less than the option price of the grant.
(1) Represents the difference between the option exercise price and the closing market price for the Company's Common Stock on December 29, 1996 ($2.75).

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of March 17, 1997 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee for director of the Company, and (iii) all directors and executive officers as a group. On March 17, 1997, there were 10,262,347 shares of the Company's Common Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                  Amount and Nature of        Percentage of
  Beneficial Owner                    Beneficial Ownership        Class

Woodland Limited Partnership(1)             3,737,500                36%
1301 K Street, N.W.
Washington, DC  20005

Colin Halpern                                      -0-              -0-

Norman Abdallah                                    -0-              -0-

Melvin F. Lazar                                 5,000(2)             *

Robert P. Flack                                 5,000(2)             *

Franklen M. Abelman                             5,000(2)             *

All directors and executive
officers as a group (6 persons)                20,000                *
---------------------
* Less than 1%

(1) Woodland Group is the General Partner of Woodland Limited Partnership. Woodland Group is owned one-third by Mr. Jay Halpern, one-third by Ms. Nancy Gillon and one-third by Mrs. Gail Halpern. Gail Halpern is the wife of Colin Halpern. Jay Halpern and Nancy Gillon are the children of Gail and Colin Halpern. By reason of their indirect ownership of 100% of Woodland Limited Partnership, Mr. Halpern, Ms. Gillon and Mrs. Halpern may be deemed to have a beneficial interest in the shares owned by Woodland Limited Partnership. Messrs. Halpern, Ms. Gillon and Mrs. Halpern disclaim beneficial ownership of such securities.

(2) Represents options to purchase shares of Common Stock exercisable within 60 days of March 17, 1997.

Item 12.   Certain Relationships and Related Transactions

Transactions with Affiliates

     The Company has entered into several transactions with affiliates. The Company believes that the terms of the transactions with affiliates are on terms at least as favorable as could have been obtained from unaffiliated third parties. The Company will require that in the future, transactions with affiliates will continue to be made on terms the Company believes are at least as favorable as those obtainable from unaffiliated third parties.

Amounts due to International Franchise Systems, Inc.

     The Company has entered into an agreement with International Franchise Systems, Inc., ("IFS"), a company indirectly controlled by Woodland Limited Partnership, the holder of 36% of the Company's Shares, which allows the Company to sublease its principal place of business which is located at Unit 6, Maryland Road, Tongwell, Milton Keynes in the U.K. The leased space is approximately 800 square feet and houses the administrative offices. The monthly rent payable by the Company is $ 933.

     The Company also subleases from IFS space for its U.S. office on a month to month basis. The rent payable during the term of the lease is approximately $1,508 per month.

     At December 31, 1995, IFS had advanced funds to the Company in the amount of $183,635. During 1996, the entire amount was repaid. IFS charges a management fee to the Company for administrative services. For the years ended December 29, 1996 and December 31, 1995, the management fee was $25,000 and $36,000, respectively. At December 29, 1996, the Company's U.K. subsidiary is owed $29,785 from the U.K. subsidiary of IFS.

Amounts due to Woodland Limited Partnership

From time to time, Woodland Limited Partnership has advanced funds to the Company. As of December 29,1996, the total amount due to Woodland was $1,940,342 consisting of short-term advances of $940,342 and a short-term note-payable of $1,000,000. On December 31, 1995, the Company owed Woodland Limited partnership $89,709. All amounts were advanced on a short-term basis and are non-interest bearing.

Advances to Norman Abdallah

     During fiscal year 1996, the Company has loaned Norman Abdallah $100,000 repayable monthly over a 24 month period at an interest rate of 6% per annum. The Company also issued short-term advances of $3,014.


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

         4(A)(3)    Form of Common Stock Certificate

          (B)(3)    Class A and Class B Common Stock Purchase Warrant Specimens

        10(A)(2) Development Agreement dated July 15, 1994 between Brinker International, Inc. and Restaurant House Limited

        10(A)(i)(4) License Agreement dated January 27, 1995 between Brinker
                    International, Inc. and Restaurant House Limited

        10(A)(ii)(4)Letter Agreement dated January 9, 1995 by Brinker
                    International, Inc. (E)(4)(**) Form of Incentive Stock Option Plan

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

                                       Date:  April 28, 1997


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Norman Abdallah         President and Director              April 28, 1997
Norman Abdallah            (Chief Executive Officer)

/s/H. Michael Bush         Chief Financial Officer             April 28, 1997
H. Michael Bush            and Secretary (Principal
                           Financial and Accounting
                           Officer)

/s/Colin Halpern           Chairman of the Board               April 28, 1997
Colin Halpern

/s/Melvin F. Lazar         Director                            April 28, 1997
Melvin F. Lazar

/s/Robert Pace Flack       Director                            April 28, 1997
Robert Pace Flack

/s/Franklen Myles Abelman  Director  April 28, 1997
Franklen Myles Abelman