Form 10QSB
period 1997-03-31
RED HOT CONCEPTS INC
filed 1997-05-20
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the thirteen weeks ended March 30, 1997      Commission File Number 0-26838

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

                                      Yes  X          No

As of April 30, 1997, 10,262,347 shares of common stock par value, $0.01 per share were outstanding.

                             RED HOT CONCEPTS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
               For the Period December 30, 1996 to March 30, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed   Consolidated  Balance  Sheets  as  of  March  30,  1997
   [Unaudited]                                                              1-2

   Condensed  Consolidated  Statements  of  Operations  for the  three months  ending  March 30, 1997  [Unaudited]  and January 1, 1996 to
   March 31, 1996 [Unaudited]                                                 3

   Condensed  Consolidated  Statement of Stockholders'  Equity for the
   year ended  December  29, 1996 and the three months ended March 30,
   1997 [Unaudited]                                                           4

   Condensed  Consolidated  Statements  of Cash  Flows  for the  three months  ended  March 30,  1997  [Unaudited]  and January 1, 1996 to
   March 31, 1996 [Unaudited]                                                 5

   Notes to Condensed Consolidated Financial Statements                     6-7

Item 2:  Management's  Discussion and Analysis of Financial  Condition
   and Results of Operations                                               8-11

Part II: OTHER INFORMATION                                                   12

SIGNATURES                                                                   13

                          o o o o o o o o o o

RED CONCEPTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 30, 1997

                                               March 30, 1997  December 29, 1996
                                                 [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                         $466,225       $534,145
  Restricted Cash                                    110,000        110,000
  Due From Related Party                                  --         29,785
  Accounts Receivable                                 13,978         34,545
  Inventories                                        190,118        201,755
  Prepaid Expenses and Accrued Income                222,378        224,630
  Deposits                                           369,860        380,718
                                                  ----------     ----------

   Total Current Assets                            1,372,559      1,515,578
                                                  ----------     ----------

Furniture and Equipment - Net                      4,570,908      4,302,773

Other Assets:
  Development and License Agreement - Net            659,793        670,281
  Store Development and Unit Preopening Costs        568,027        662,000
  Deferred Lease Guarantees                          472,322        472,322
  Loan to Officers                                   134,183        134,183
                                                  ----------     ----------
   Total Other Assets                              1,834,325      1,938,786
                                                  ----------     ----------

Total Assets                                      $7,777,793     $7,757,137
                                                  ----------     ----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 1997.

                                                        March 30, 1997    December 29, 1996
                                                         [Unaudited]
Liabilities and Stockholders' Equity:
Current Liability:
  Accounts Payable and Accrued Expenses                    $3,046,706       $3,553,078
  Current Portion of Long-Term Debt                         1,253,691          937,051
  Accrued Interest Payable - Related Party                    259,046          125,065
                                                          -----------      -----------

  Total Current Liabilities                                 4,559,443        4,615,194
                                                          -----------      -----------

Long-Term Liabilities:
    Notes Payable                                           1,491,024          717,180
    Obligations under Capital Leases                          356,743               --
    Due to Related Parties                                    102,881        1,195,302
                                                          -----------      -----------
  Total Long-Term Liabilities                               1,950,648        1,912,482
                                                          -----------      -----------

Minority Interest                                             (12,851)          (3,123)
                                                          -----------      -----------

Shareholders' Equity
Common Stock, $0.01 Par Value,
  2,000,000 Shares Authorized, Issued and Outstanding
  4,762,347 Shares Issued and Outstanding                    $102,623          $92,623

Preferred Stock, $1.00 Par Value,
  100,000 Shares Authorized, Issued and Outstanding           100,000               --

  Additional Paid-in-Capital                                9,524,040        8,884,040

  Retained Earnings                                        (8,340,462)      (7,693,155)

  Cumulative Foreign Currency Translation Adjustment         (105,648)         (57,170)
                                                          -----------      -----------

  Total Stockholders' Equity                                1,280,553        1,226,338
                                                          -----------      -----------

Total Liabilities and Stockholders' Equity                 $7,777,793       $7,757,137
                                                          -----------      -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                        For the Thirteen Weeks
                                                   December 30,       January 1,
                                                  1996 to March    1996 to March
                                                     30, 1997         31, 1996
Revenues                                            $2,820,687        $1,546,297
  Cost of Revenues:
  Cost of Revenues                                     858,160           501,246
  Restaurant Expense                                 1,378,962           774,353
                                                  ------------      ------------
  Total Cost of Revenues
                                                     2,237,122         1,275,599
                                                  ------------      ------------
      Gross Profit
                                                       583,565           270,698

 Fixed Restaurant Expense                              461,984           157,294
General and Administrative Expenses
                                                       554,578           466,812

Depreciation and Amortization                          137,326            54,076
                                                  ------------      ------------
  Operating Income (Loss)                             (570,323)         (407,484)

Minority Interest in Net Income of Subsidiary            9,728                --

Other Income (Expense):
  Interest Income                                        2,902             4,517
  Interest Expense                                     (89,614)               --
                                                  ------------      ------------
Net Income (Loss)                                    $(647,307)        $(402,965)
                                                  ------------      ------------

Net Income (Loss) Per Share [Note E]                    $(0.07)           $(0.09)
                                                  ------------      ------------

Weighted Average Number of Shares
 Outstanding [Note E]                               10,013,458         4,762,347
                                                  ------------      ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                         Cumulative
                       Common Stock                Additional   Preferred   Preferred                     Foreign         Total
                       Number of                    Paid-in       Stock       Stock    Accumulated        Currency     Stockholders'
                         Shares       Amount        Capital     # of Shares  Amount      Deficit         Translation     Equity
                                                                                                          Adjustment
Balance -
December 29, 1996       9,262,347     $ 92,623     $8,884,040                           $(7,693,155)      $(57,170)     $1,226,338

Issuance of Stock       1,000,000       10,000        (10,000)

First Quarter Loss                                                                         (647,307)                      (647,307)

CTA First Quarter              --           --             --                                   --         (48,478)        (48,478)

Issuance of Preferred
Stock                          --           --        650,000      100,000    100,000                                       750,000
                       ----------      -------      ---------      -------    -------   -----------      ---------       ----------
Balance -
March 30, 1997         10,262,347      102,623      9,524,040      100,000    100,000   $(8,340,462)     $(105,648)      $1,280,553
                       ----------      -------      ---------      -------    -------   -----------      ---------       ----------

Foreign Currency Translation

The functional currency for the Company's United Kingdom subsidiary and Australian subsidiary is the British pound sterling and Australian dollar respectively. The translation from British pound sterling and Australian dollars into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity. Equity transactions denominated in British Pound sterling and Australian dollars have been translated into U.S. dollars using the effective rate of exchange at date of issuance.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                      For the Thirteen Weeks
                                                           December 30, 1996 to    January 1, 1996
                                                                March 30, 1997      to March 31, 1996
Net Cash - Operating Activities                                    (828,165)         900,129

Investing Activities:
    Purchase of Furniture, Fittings, Leasehold Improvements        (132,802)      (1,427,046)
    Store Development and Unit Preopening Costs                     (58,045)        (785,431)
                                                                -----------      -----------
    Net Cash - Investing Activities                                (190,847)      (2,212,477)
                                                                -----------      -----------

Financing Activities:
   Proceeds from Issuance of Stock                                       --          (33,954)
  New Loans                                                       1,000,000               --
  Repayment of Loans                                                (39,409)              --
                                                                -----------      -----------
    Net Cash - Financing Activities
                                                                    960,591          (33,954)
                                                                -----------      -----------
Effect of Exchange Rate Changes on Cash                              (9,499)           3,798
                                                                -----------      -----------
    Net (Decrease) in Cash and Cash Equivalents                     (67,920)      (1,346,302)
Cash and Cash Equivalents - Beginning of Periods                    644,145        1,764,969
                                                                -----------      -----------
  Cash and Cash Equivalents - End of Periods                       $576,225         $418,667
                                                                -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
     Interest Paid                                                  $27,143      $        --
     Taxes Paid                                                     $    --      $        --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 29, 1996, as filed with the Securities and Exchange Commission.

[B]      Basis of Reporting

         The balance sheet as of March 30, 1997, the statements of operations for the period December 30, 1996 to March 30, 1997, and for the period January 1, 1996 to March 31, 1996, the statement of stockholders' equity for the period December 30, 1996 to March 30, 1997, and the statements of cash flows for the period December 30, 1996 to March 30, 1997 and for the period January 1, 1996 to March 31, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 30, 1997, and the results of its operations and cash flows for the three months then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

         Certain reclassifications may have been made to the 1996 financial statements to conform to classification.

[C]      Due To Related Parties

         Woodland Limited Partnership is a partnership  controlled by members of
         the  Colin   Halpern   family.   At  March  30,  1997,   Woodland  owns
         approximately 34% of the Company's outstanding stock.

         At December 30, 1996, the total amount due to Woodland was $1,940,342, consisting of short-term advances of $940,342, and a short-term note payable of $1,000,000.

         During 1996 funds were advanced on a short-term basis and repayments were made to Woodland. The balance due to Woodland for these advances at December 29, 1996 was $940,342 plus accrued interest payable of $63,911. On December 29, 1996, Woodland agreed to convert these advances into a note payable due June 30, 1998, at 8% interest per annum. As partial consideration for the loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 300,000 shares of common stock at $1.75 per share for a term expiring December 31, 1999. The note was recorded at a discount, net of fair value of the stock warrant, on the 1996 financial statements at $794,820.

         In June 1996, Woodland accepted a note payable of $1,000,000 at 12% per annum to finance the opening of the Company's third U.K. restaurant. As partial consideration for the loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 500,000 shares of the Company's common stock at $2.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $0,01 per share if the closing bid price of the Company's common stock exceeds $10 for 10 consecutive trading days ending within five days of the notice of redemption. On December 28, 1996, Woodland agreed to extend the note until June 1998. In further consideration, the Company issued a common stock purchase warrant at $1.75 per share for a term expiring December 31, 1999 on the note. The note value was recorded at a discount, net of the fair value of these stock warrants, on the 1996 financial statements at $400,482.

         During the period ended March 30, 1997, the Company paid $342,421 towards the loans. In addition, Woodland converted $750,000 of the loan to convertible preferred shares.

         At March 30, 1997, $102,881 is due to Woodland for the loans.

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

         Also on November 9, 1995, the Company acquired from Brinker all of the stock of Chili's Texas Grill Pty Limited, an Australian company ("Chili's Texas Grill"). Chili's Texas Grill operates two Chili's Restaurants near Sydney, Australia. The purchase price for the acquisition of Chili's Texas Grill is payable in three equal instalments on November 9, 1995, 1996, and 1997. The purchase agreement also required Chili's Texas Grill to pay a management fee to Brinker by November 30, 1995.

[E]      Stock Transactions

         In June, August, November and December 1996, the Company had Regulation S share offerings and incurred offering costs of $103,252. In these offerings, the Company sold 3,000,000 shares of common stock at $0.40 per share, 1,500,000 hares common stock at $1.00 per share, 1,000,000 shares of common stock at $0.50 per share and 600,000 shares of common stock at $0.50 per share, respectively. At December 26, 1996, 1,600,000 shares had not been issued.

         On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock.

         On March 30, 1997, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

         In March, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to convertible preferred shares. The coupon rate was agreed at 7% with a conversion rate at $1.25 per share.

         Stock Transactions of Subsidiary

         In September 1996, Red Hot Pacific issued 53 shares of common stock to Brinker in connection with a guaranty agreement valued at $1.

         The above issuance reduced Red Hot ownership of Red Hot Pacific from 100% to 95%. As a result of this stock transaction and related liability for the guaranty agreement Red Hot reduced its additional paid-in-capital by $2,497 in consolidation.

[F]      Subsequent Event

         In May 1997, Norman Abdallah resigned as President and Director of the Company. Colin Halpern, Chairman of the Board, has been appointed by the Company Board of Director's to handle the duties of President.


                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

The Company was incorporated on June 14, 1994. The Company was in the development stage until October 1995 when operations commenced. The Company has spent significant time focusing its efforts on various activities including selecting sites, hiring and training management personnel, establishing administrative and financial policies and procedures and, undertaking other activities necessary to operate new restaurants in the United Kingdom and Australia. To date, the Company has five restaurants operating.

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

The Company opened its first Chili's Restaurant at Canary Wharf on October 9, 1995 and opened additional restaurants on March 20, 1996 and May 1, 1996 in Cambridge and central London, respectively. The Company closed the restaurant in Central London in December 1996 because management believes it would require a significant investment of management time to achieve the returns consistent with management expectations.

The Company purchased two restaurants in Australia in November, 1995 (see Note [D]). The Company opened its first restaurant in Melbourne on September 2, 1996. The Company has three restaurants under development in Australia.


Results of Operations -

The following table sets forth expenses as a percentage of total revenue for the thirteen weeks ended March 30, 1997 and for the same period ended March 31, 1996.

                                                                                                          January 1,1996
                                         For the Period Ended March 30, 1997                             to March 31, 1996
                                                                                         Consolidated      Consolidated
                                       UK            Australia             USA              Total              Total
Revenues                              100%              100%                                 100%              100%

Costs and Expenses
      Food & Beverage                 (31%)            (30%)                                (30%)              (32%)
      Restaurant Labor                (28%)            (33%)                                (31%)              (33%)
      Restaurant Expense              (17%)            (14%)                                (15%)              (15%)
      Royalties                       (2%)              (2%)                                 (2%)              (2%)
      Fixed                           (18%)            (16%)                                (17%)              (12%)
Restaurants
Expense
                                 ---------------- ----------------- ------------------ ----------------- ------------------
Total Costs and Expenses              (96%)            (95%)                                (95%)              (94%)

Gross Margin (Loss)                    4%                5%                                   5%                6%

General & Administrative              (8%)             (11%)              (10%)             (20%)              (29%)
Depreciation/Amortization             (4%)              (5%)               --                (5%)              (3%)
Operating Loss                        (8%)             (11%)              (10%)             (20%)              (26%)
Other Income (Expense)                (3%)              (1%)              (1%)               (3%)               --
                                 ---------------- ----------------- ------------------ ----------------- ------------------

Net Income/(Loss)                     (11%)            (12%)              (11%)             (23%)              (26%)

Comparison of the thirteen week  periods December 30, 1996 to March 30, 1997 and

January 1, 1996 to March 31, 1996

                                        1997                                                     1996
(US Dollars)     United Kingdom       Australia        Consolidated       United Kingdom        Australia        Consolidated
Revenue            1,225,352          1,595,335         2,820,687             445,940           1,100,357         1,546,297
Operating
Income/(Loss)      (134,961)          (184,831)         (319,792)            (287,975)           45,781           (242,194)


For the thirteen week period ended March 30, 1997, the Company had 65 restaurant operating weeks. In the comparable period for 1996, the total restaurant operating weeks were 41. Average weekly sales for the thirteen week period in 1997 were $43,395 as compared to $ 37,715 for the same period in 1996 or an improvement of 15%.

UK

Revenues

Revenues for the period ended March 30, 1997 totalled $1.2 million as compared to $0.4 million for the same period in 1996. The significant increase in revenue was principally related to two restaurants operating during the thirteen week period in 1997 versus one restaurant operating during the same period in 1996. Restaurant operating weeks for the period in 1997 totalled 26 as compared to 15 weeks in 1996. In September 1996, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The Company believes that the name change, in complement with a new menu rollout, increased the average weekly sales. Same store sale for the Canary Wharf restaurant are up approximately 30% year on year.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totalled $1.0 million for the period ended March 30, 1997. This is an increase of $0.6 million for the period ended March 31, 1996. For the thirteen week period, food costs as a percentage of revenue fell from 39% in 1996 to 31% for the same period in 1997 as the Company improved purchasing power through economies of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 33% to 28% in the period ended March 30, 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the thirteen week period ended March 30, 1997, food costs and labor costs as a percentage of revenues decreased to 59% from 72% for the same period in 1996. Restaurant expense and fixed costs as a percentage of revenue increased in 1997 to 35% from 30% in 1996 reflecting a higher cost structure for the restaurants..

General and Administrative Expense

The total cost of general and administrative expenses for the thirteen weeks ended March 30, 1997 were $99,500 or 8% of revenues. General and administrative costs for the same period in 1996 were $220,000 or 49% of revenues. The administrative costs to run the two restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom by reducing administrative headcount from thirteen to two. In 1996, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.



AUSTRALIA

Revenues

Total revenues for the thirteen weeks ended March 30, 1997 were $1.6 million as compared to $1.1 million for the same period in 1996. The increase in revenues was attributed to more restaurant operating weeks (39 in 1997 versus 26 in 1996). The same store sales for the two restaurants open more than one year were up approximately 5% from the previous year.

Cost and Expenses

For the thirteen weeks ended March 30, 1997, the total cost of food, labor, variable and fixed restaurant expenses were $1.2 million as compared to $0.9 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 30%. Labor costs as a percentage of revenue also remained the same at 33%. Other restaurant variable and fixed costs were 30% of revenue as compared to 28% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996 which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the thirteen weeks period ending March 30, 1997 was approximately $185,000 or 12% of revenue. This compares to administrative expenses of $81,000 in the same period for 1996 or 7% of revenues. The increase in general and administrative expenses were attributed to an increase in headcount to support new store growth and higher office cost associated with maintaining headquarters in Sydney.


US

The Company's administrative costs were $285,000 compared to $135,000 for the same period in 1996. The costs are abnormally high as a percentage of revenues for the period ended March 30, 1997 as significant time was focused on improving the operations in the UK and Australia.

Liquidity and Capital Resources

On January 27, 1997, the Company and Brinker entered into a letter agreement extending the payment of the initial license fee until April 30, 1998, and the Company waived its right to terminate the Development and License Agreement effective October 31, 1996. Brinker also agreed to the closure of one of three of the restaurants and set terms on opening a replacement restaurant. This letter agreement also amended the development schedule, whereas the timing of when the Company will open and operate each restaurant was modified.

The Company's working capital as of March 30, 1997 was approximately ($3.1) million as compared to working capital of ($3.1) million on March 31, 1996. Total current assets were $1.5 million on March 30, 1997 and $1.5 million on March 31, 1996. Current liabilities remained at $4.6 million level with the previous year.



The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                              December 30, 1996  January 1, 1996
                                                   to                  to
                                              March 30, 1997     March 31, 1996
                                               In Thousands       In Thousands

Net cash (used) in operating activities             (828)            $(900)
Cash (used) in investing                            (191)           (2,212)
Cash provided by financing                           960               (34)


During the thirteen weeks ended March 30, 1997, the Company used approximately $828,000 for operating activities. The Company had a net loss of approximately $0.6 million which was reduced by non-cash adjustments of $200,000. Accounts receivable decreased by approximately $20,000 and inventories decreased by $10,000. The accounts payables, accrued liabilities, and other payables remained unchanged from the previous year.

Cash used in investing activities of approximately $191,000 is primarily attributed to leasehold improvements, furniture and fixtures for the new restaurant in Australia.

Cash generated by financing activities for the year was approximately $960,000 which include the proceeds from a loan from Brinker International for $1.0 million and repayments on loans of $39,000.

To finance the construction and opening of the second and third restaurants in the U.K., the Company obtained debt financing and financing from related party. The Company has signed a Fixed Rate Loan Agreement for 650,000 British Pounds (approximately $1 million) with the National Westminster Bank PLC. The terms of the loan are for seven years at an interest rate of the U.K. base rate plus three percent. The Company currently is not in compliance with certain loan covenant provisions. The Company has implemented sales building and cost reduction programs which should enable it to satisfy the operating profitability guidelines and other covenants. Based on management discussions with the bank, management believes the bank is satisified that the loan is fully secured. To date, the bank has not expressed intentions to demand repayment of the loan.

The Company secured a short term loan of $1.6 million from Brinker in February 1997. The interest rate is 8% and the monies are to be repaid either in August 1997 or March 1998 depending on certain conditions. These monies will be used for short term working capital purposes.

In Australia, the landlord has committed to finance the three restaurants that will start construction before the end of June 1997. The Company has also agreed on heads of terms with an investment management company to finance land purchase and restaurant construction. This agreement will be used in lieu of landlord financing in each case possible. The Company is responsible for financing the interior decor, furniture, equipment and pre-opening costs. The Company will use each cash flow from local operations and bank financing to pay for its responsibilities. The Company does not have a bank commitment at this time for future equipment leases. The Company used one guaranty provided by Brinker to secure the Ringwood lease.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount; sales building in the restaurants; the rescheduling of payment terms on the advances from Woodland Limited Partnership; and securing a working capital loan from Brinker. The Company is also analyzing the cost to construct restaurants and incur pre-opening expenses to identify ways to eliminate cost. The Company believes that anticipated revenues and additional capital or borrowing will be necessary to achieve the Company's development schedule and satisfy future construction obligations and amounts due to Brinker. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of it the Company is unable to raise more funds, the Company will reduce its operations to a level consistent with its available funding.

Impact of Inflation

Inflation is not expected to have a material effect on the company's operations.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2. Changes in Securities

          Not Applicable.

Item 3. Defaults Upon Senior Securities

          Not Applicable.

Item 4. Other Information

          Not Applicable.

Item 5. Exhibits

          (a) Exhibits

          None.

          (b) Reports on Form 8-K

          During the thirteen week ended March 30, 1997 the following Form 8-K's were filed by the Company:


               (i) On February 11, 1997, the Company filed a report on Form 8-K reporting on a Regulation S transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  May 19, 1997                 /s/ Colin Halpern
                                    Colin Halpern, President