Form 10QSB
period 1997-06-30
RED HOT CONCEPTS INC
filed 1997-08-19
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For twenty-six weeks ended June 29, 1997          Commission File Number 0-26838

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


                       Yes __X__             No _____


As of August 1, 1997, 10,262,347 shares of common stock par value, $0.01 per share were outstanding.

                             RED HOT CONCEPTS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 29, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed Consolidated Balance Sheets as of June 29, 1997
   [Unaudited]                                                             1 - 2

   Condensed Consolidated Statements of Operations for the
   thirteen weeks periods March 31, 1997 to June 29, 1997
   and April 1, 1996 to June 30, 1996 and for the twenty-six
   weeks period December 30, 1996 to June 30, 1997                             3
   [Unaudited]

   Condensed Consolidated Statement of Stockholders' Equity
   for the twenty-six weeks period December 30, 1996 to June
   29, 1997 and the thirteen weeks ended June 29, 1997
   [Unaudited]                                                                 4

   Condensed Consolidated Statements of Cash Flows for the
   twenty-six weeks period December 30, 1996 to June 29,
   1997 [Unaudited]                                                            5

   Notes to Condensed Consolidated Financial Statements                      6-7

   Item 2: Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      8-13


Part II:   OTHER INFORMATION                                                  14

SIGNATURES                                                                    15

                               o o o o o o o o o o

RED CONCEPTS, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 29, 1997

--------------------------------------------------------------------------------

                                                                          Year Ended
                                                    June 29, 1997      December 29, 1996
Assets:
Current Assets:
  Cash and Cash Equivalents                           $    1,340        $  534,145

  Restricted Cash                                        484,388           490,718
  Due From Related Party                                      --            29,785
  Accounts Receivable                                     13,650            34,545
  Inventories                                            165,535           201,755
  Prepaid Expenses and Accrued Income                    243,910           224,630
                                                      ----------        ----------

   Total Current Assets                                  908,823         1,515,578
                                                      ----------        ----------

Furniture and Equipment - Net                          4,487,719         4,302,773

Other Assets:
  Development and License Agreement - Net                674,790           670,281
  Store Development and Unit Pre-opening Costs           738,139           662,000
  Deferred Lease Guarantees                              472,322           472,322
  Loan to Officers                                       109,546           134,183
                                                      ----------        ----------
   Total Other Assets                                  1,994,797         1,938,786
                                                      ----------        ----------

Total Assets                                          $7,391,339        $7,757,137
                                                      ----------        ----------


The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 1997.
--------------------------------------------------------------------------------

                                                                                 Year Ended
                                                           June 29, 1997      December 29, 1996
Liabilities and Stockholders' Equity:
Current Liability:
  Accounts Payable and Accrued Expenses                      $ 3,191,478         $ 3,553,078
  Current Portion of Long-Term Debt                            1,251,906             937,051
  Accrued Interest Payable - Related Party                       217,448             125,065
                                                             -----------         -----------

  Total Current Liabilities                                    4,660,832           4,615,194
                                                             -----------         -----------

Long-Term Liabilities:
    Notes Payable                                              1,465,579             717,180
    Obligations under Capital Leases                             508,455                  --
    Due to Related Parties                                       276,860           1,195,302
                                                             -----------         -----------
  Total Long-Term Liabilities                                  2,250,894           1,912,482
                                                             -----------         -----------

Minority Interest                                                (20,453)              3,123
                                                             -----------         -----------

Shareholders' Equity
Common Stock, $0.01 Par Value,
  2,000,000 Shares Authorized, Issued and Outstanding
  4,762,347 Shares Issued and Outstanding                    $   102,623         $    92,623

Preferred Stock, $1.00 Par Value,
  100,000 Shares Authorized, Issued and Outstanding              100,000                  --

  Additional Paid-in-Capital                                   9,524,040           8,884,040

  Retained Earnings                                           (9,143,727)         (7,693,155)

  Cumulative Foreign Currency Translation Adjustment             (82,870)            (57,170)
                                                             -----------         -----------

  Total Stockholders' Equity                                     500,066           1,226,338
                                                             -----------         -----------

Total Liabilities and Stockholders' Equity                   $ 7,391,339         $ 7,757,137
                                                             -----------         -----------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]
--------------------------------------------------------------------------------

                                                               For the Thirteen Weeks      For the Twenty-Six Weeks
                                                            March 31,       April 1,     December 30,     January 1,
                                                            1997 to         1996 to        1996 to          1996 to
                                                         June 29, 1997   June 30, 1996   June 29, 1997   June 30, 1996
Revenues                                                 $  2,934,375    $  2,187,521    $  5,755,062    $  3,733,818
  Cost of Revenues:
  Cost of Revenues                                            906,999         722,881       1,765,159       1,233,865
  Restaurant Expense                                        1,027,337       1,131,500       2,349,886       1,865,189

                                                         ------------    ------------    ------------    ------------
  Total Cost of Revenues                                    1,934,336       1,854,381       4,115,045       3,099,054
                                                         ------------    ------------    ------------    ------------
      Gross Profit
                                                            1,000,039         333,140       1,640,018         634,764

 Fixed Restaurant Expense                                     741,567         370,034       1,259,965         616,723
General and Administrative Expenses
                                                              818,001         711,240       1,372,579       1,078,849

Depreciation and Amortization                                 152,385         142,211         289,711         237,018

                                                         ------------    ------------    ------------    ------------
  Operating Income (Loss)                                    (711,914)       (890,345)     (1,282,238)     (1,297,826)

Minority Interest in Net Income of Subsidiary                  10,726              --          20,454              --


Other Income (Expense):
  Interest Income                                                   2           1,536           2,904           6,053
  Interest Expense                                            102,078              --         191,692              --

                                                         ------------    ------------    ------------    ------------
Net Income (Loss)                                            (803,264)   $   (888,808)     (1,450,572)   $ (1,291,773)
                                                         ------------    ------------    ------------    ------------


Net Income (Loss) Per Share [Note E]                     $      (0.07)   $      (0.18)   $      (0.14)   $      (0.27)
                                                         ------------    ------------    ------------    ------------


Weighted Average Number of Shares Outstanding [Note E]
                                                           10,262,347       4,929,014      10,137,903       4,834,314
                                                         ------------    ------------    ------------    ------------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                                         Cumulative
                                                                                                           Foreign
                                      Common Stock    Additional   Preferred  Preferred                    Currency       Total
                                  Number of             Paid-in      Stock      Stock      Accumulated    Translation  Stockholders'
                                   Shares      Amount   Capital   # of Shares   Amount       Deficit       Adjustment     Equity
Balance - December 30, 1996       9,262,347  $ 92,623  $8,884,040                         $(7,693,155)    $  (57,170)    $1,226,338


Issuance of Stock                 1,000,000    10,000     (10,000)


Net Loss 12/30/96 - 06/29/97                                                               (1,450,572)                   (1,450,572)

CTA 12/30/96 - 06/29/97                  --        --          --                                  --        (25,700)       (25,700)

Issuance of Preferred Stock              --        --     650,000     100,000   100,000                                     750,000
                                -----------  --------   ---------  ----------   -------   -----------    -----------    -----------
     Balance - June 29, 1997     10,262,347   102,623   9,524,040     100,000   100,000   $(9,143,727)   $   (82,870)   $   500,066
                                -----------  --------   ---------  ----------   -------   -----------    -----------    -----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

RED HOT CONCEPTS, INC.
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                        For the Twenty-six weeks
                                                                December 30, 1996 to   January 1, 1996
                                                                    June 29, 1997      to June 30, 1996
Net Cash - Operating Activities                                      (1,256,760)          1,100,462

Investing Activities:
    Purchase of Furniture, Fittings, Leasehold Improvements            (284,946)         (3,662,760)
Store Development and Unit Pre-opening Costs                            (80,648)             20,000

                                                                    -----------         -----------
    Net Cash - Investing Activities                                    (365,594)         (3,642,760)
                                                                    -----------         -----------

Financing Activities:
   Proceeds from Issuance of Stock                                           --           1,145,000
  New Loans                                                           1,177,278           1,077,707

  Repayment of Loans                                                    (77,224)            (35,805)


                                                                    -----------         -----------
    Net Cash - Financing Activities
                                                                      1,100,054           2,186,902
                                                                    -----------         -----------
Effect of Exchange Rate Changes on Cash                                 (16,835)             14,197

                                                                    -----------         -----------
    Net (Decrease) in Cash and Cash Equivalents                        (539,135)           (341,199)

Cash and Cash Equivalents - Beginning of Periods                      1,024,863           1,764,969

                                                                    -----------         -----------
  Cash and Cash Equivalents - End of Periods                        $   485,728         $ 1,423,770
                                                                    -----------         -----------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
     Interest Paid                                                  $    27,143         $    12,710

     Taxes Paid                                                     $        --         $        --


  Preferred Shares Issues in Exchange for Related Party Debt            750,000                  --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[A]  Significant Accounting Policies

     Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 29, 1996, as filed with the Securities and Exchange Commission.

[B]  Basis of Reporting

     The balance sheet as of June 29, 1997, the statements of operations for the period December 30, 1996 to June 29, 1997, and for the period January 1, 1996 to June 30, 1996, the statement of stockholders' equity for the period December 30, 1996 to June 29, 1997, and the statements of cash flows for the period December 30, 1996 to June 29, 1997 and for the period January 1, 1996 to June 30, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 29, 1997, and the results of its operations and cash flows for the thirteen weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

     Certain reclassifications may have been made to the 1996 financial statements to conform to classification.

[C]  Due To Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At June 29, 1997, Woodland owns approximately 36% of the Company's outstanding stock.

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

     During the period ended June 29, 1997, the Company paid $168,442 towards the loans. In addition, Woodland converted $750,000 of the loan to convertible preferred shares.

     At June 29, 1997, $276,860 is due to Woodland for the loans.



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

     On June 29, 1997, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

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

The Company purchased two restaurants in Australia in November, 1995 (see Note [D]). The Company opened its first restaurant in Melbourne on September 2, 1996. The Company has one restaurant under development in Australia that fulfills its obligation under the Development Agreement with Brinker.

Results of Operations -

The following table sets forth expenses as a percentage of total revenue for the twenty-six weeks ended June 29, 1997 and for the same period ended June 30, 1996.

                                                                                            January 1,1996
                               For the Twenty-Six Weeks Ended June 29, 1997                to June 30, 1996
                                                                            Consolidated     Consolidated
                                     UK           Australia       USA           Total           Total
Revenues                              100%           100%           --            100%           100%
Costs and Expenses:
 Food & Beverage                     30.9%          30.5%           --           30.7%          33.0%
 Restaurant Labor                    28.0%          32.4%           --           30.5%          35.6%
 Restaurant Expense                  15.1%          12.6%           --           13.7%          14.4%
 Royalties/Advertising                6.0%           6.0%           --            6.0%           6.0%
 Fixed Restaurants Expense           14.0%          11.4%           --           12.5%          10.5%
                                  -------        -------        ------        -------        -------
Total Costs and Expenses             94.0%          92.9%           --           93.4%          99.5%

Gross Margin (Loss)                   6.0%           7.1%           --            6.6%           0.5%

General & Administrative              7.9%          14.2%         12.4%          23.8%          28.9%
Depreciation/Amortization             5.4%           4.7%           --            5.0%           6.3%
Operating Loss                       (7.3%)        (11.8%)       (12.4)         (22.2%)        (34.7%)
Other Income (Expense)               (2.9%)         (0.2%)        (1.6%)         (2.9%)          0.2
                                  -------        -------        ------        -------        -------
Net Income/(Loss)                   (10.2%)        (12.0%)       (14.0%)        (25.1%)        (34.5%)

Comparison of the thirteen week periods March 30, 1997 to June 29, 1997 and April 1, 1996 to June 30, 1996

                                           1997                                                 1996

(US Dollars)        United Kingdom       Australia      Consolidated      United Kingdom      Australia      Consolidated
Revenue                1,299,753         1,634,622       2,934,375          1,080,980         1,106,541        2,187,521
Net Income/(Loss)       (123,543)         (203,792)       (327,335)          (708,189)           36,553         (671,636)


For the thirteen week period ended June 29, 1997, the Company had 65 restaurant operating weeks. In the comparable period for 1996, the total restaurant operating weeks were 61. Average weekly sales for the thirteen week period in 1997 were $45,144 as compared to $36,606 for the same period in 1996 or an improvement of 26%.



UK

Revenues

Revenues for the thirteen week period ended June 29, 1997 totalled $1.3 million as compared to $1.1 million for the same period in 1996. The significant increase in revenue was principally related to the improvement in same store sales at the two operating restaurants. Same store sales for the Canary Wharf restaurant are up approximately 45% year on year and same store sales at Cambridge are up approximately 15%. In September 1996, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The Company believes that the name change, in complement with a new menu rollout, increased the average weekly sales.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totalled $1.2 million for the period ended June 29, 1997. This is a decrease of $0.1 million from the same period ended June 30, 1996. For the thirteen week period, food costs as a percentage of revenue fell from 37% in 1996 to 31% for the same period in 1997 as the Company improved purchasing power through economies of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 45% to 28% in the period ended June 29, 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the thirteen week period ended June 29, 1997, food costs and labor costs as a percentage of revenues decreased to 59% from 82% for the same period in 1996. Restaurant expense, royalties, advertising, and fixed costs as a percentage of revenue decreased in 1997 to 34% from 40% in 1996 reflecting a lower cost structure for the restaurants.

General and Administrative Expense

The total cost of general and administrative expenses for the thirteen weeks ended June 29, 1997 were approximately $122,000 or 9% of revenues. General and administrative costs for the same period in 1996 were $314,000 or 29% of revenues. The administrative costs to run the two restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom by reducing administrative headcount from thirteen to two. In 1996, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.



AUSTRALIA

Revenues

Total revenues for the thirteen weeks ended June 29, 1997 were $1.6 million as compared to $1.1 million for the same period in 1996. The increase in revenues was attributed to more restaurant operating weeks (39 in 1997 versus 26 in 1996). The same store sales for the two restaurants open more than one year were up approximately 5% from the previous year.

Cost and Expenses

For the thirteen weeks ended June 29, 1997, the total cost of food, labor, variable and fixed restaurant expenses were $1.5 million as compared to $1.0 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 31%. Labor costs as a percentage of revenue reduced from approximately 31% to 26% in 1997. Other restaurant variable and fixed costs were 34% of revenue as compared to 27% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996, which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the thirteen weeks period ending June 29, 1997 was approximately $274,000 or 17% of revenue. This compares to administrative expenses of approximately $79,000 in the same period for 1996 or 7% of revenues. The increase in general and administrative expense were attributed to an increase in headcount to support new store growth and higher office cost associated with maintaining headquarters in Sydney.



US

The Company's administrative costs were approximately $429,000 compared to $219,000 for the same period in 1996. The costs are abnormally high as a percentage of revenues for the period ended June 29, 1997 as significant time was focused on improving the operations in the UK and Australia.





Comparison of the twenty-six weeks periods December 30, 1996 to June 29, 1997 and January 1, 1996 to June 30, 1996

                                           1997                                                   1996
(US Dollars)        United Kingdom       Australia       Consolidated       United Kingdom       Australia       Consolidated
Revenue                2,525,105         3,229,957        5,755,062            1,526,920         2,206,898        3,733,818
Net Income/(Loss)       (258,504)         (388,623)        (647,127)            (996,135)           82,334         (913,801)



For the twenty-six weeks period ended June 29, 1997, the Company had 130 restaurant operating weeks. In the comparable period for 1996, the total restaurant operating weeks were 102. Average weekly sales for the twenty-six week period in 1997 were $44,270 as compared to $36,606 for the same period in 1996 or an improvement of 21%.



UK

Revenues

Revenues for the period ended June 29, 1997 totalled $2.5 million as compared to $1.5 million for the same period in 1996. The significant increase in revenue was principally related to the improvement in same store sales at the two operating restaurants. In September 1996, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The Company believes that the name change, in complement with a new menu rollout, increased the average weekly sales. Same store sales for the Canary Wharf restaurant are up approximately 45% year on year and same store sales at Cambridge are up approximately 15%.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totalled $2.3 million for the period ended June 29, 1997. This is an increase of $0.5 million for the period ended June 30, 1996. For the twenty-six week period, food costs as a percentage of revenue fell from 38% in 1996 to 31% for the same period in 1997 as the Company improved purchasing power through economies of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 41% to 28% in the period ended June 29, 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the twenty-six week period ended June 29, 1997, food costs and labor costs as a percentage of revenues decreased to 59% from 79% for the same period in 1996. Restaurant expense, royalties, advertising, and fixed costs as a percentage of revenue decreased in 1997 to 35% from 38% in 1996 reflecting a lower cost structure for the restaurants.

General and Administrative Expense

The total cost of general and administrative expenses for the twenty-six weeks ended June 29, 1997 were approximately $200,000 or 8% of revenues. General and administrative costs for the same period in 1996 were $536,000 or 35% of revenues. The administrative costs to run the two restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom by reducing administrative headcount from thirteen to two. In 1996, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.



AUSTRALIA

Revenues

Total revenues for the twenty-six weeks ended June 29, 1997 were $3.2 million as compared to $2.2 million for the same period in 1996. The increase in revenues was attributed to more restaurant operating weeks (78 in 1997 versus 52 in 1996). The same store sales for the two restaurants open more than one year were up approximately 5% from the previous year.

Cost and Expenses

For the twenty-six weeks ended June 29, 1997, the total cost of food, labor, variable and fixed restaurant expenses were $3.0 million as compared to $1.9 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 30%. Labor costs as a percentage of revenue also remained approximately the same at 33%. Other restaurant variable and fixed costs were 30% of revenue as compared to 28% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996, which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the twenty-six weeks period ending June 29, 1997 was approximately $460,000 or 14% of revenue. This compares to administrative expenses of approximately $160,000 in the same period for 1996 or 7% of revenues. The increase in general and administrative expense were attributed to an increase in headcount to support new store growth and higher office cost associated with maintaining headquarters in Sydney.



US

The Company's administrative costs were approximately $714,000 compared to $384,000 for the same period in 1996. The costs are abnormally high as a percentage of revenues for the period ended June 29, 1997 as significant time was focused on improving the operations in the UK and Australia.



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

The Company's working capital as of June 29, 1997 was approximately ($3.8) million as compared to working capital of ($3.1) million on December 29, 1996 and $(2.4) million at June 30, 1996. Total current assets were $0.9 million on June 29, 1997 as compared to $3.1 million on June 30, 1996. Current liabilities decreased to $4.7 million from $5.5 million at June 30, 1996.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.


                                              December 30, 1996  January 1, 1996
                                                      To               To
                                                 June 29, 1997    June 30, 1996
                                                  In Thousands     In Thousands

      Net cash (used) in operating activities       $(1257)            $1100
      Cash (used) in investing                        (366)            (3643)
      Cash provided by financing                      1100              2187


During the twenty-six weeks ended June 29, 1997, the Company used approximately $1,257,000 for operating activities. The Company had a net loss of approximately $1.45 million, which was reduced by non-cash adjustments of $354,000. Accounts receivable decreased by approximately $20,000 and inventories increased by $36,000. The accounts payables, accrued liabilities, and other payables decreased from the previous year as a portion of the accounts payable were converted to a note with Brinker.

Cash used in investing activities of approximately $366,000 is primarily attributed to leasehold improvements, furniture and fixtures for the new restaurant in Australia.

Cash generated by financing activities for the year was approximately $1.1 million, which include the proceeds from a loan from Brinker International for $1.2 million and repayments on loans of $78,000.

To finance the construction and opening of the second and third restaurants in the U.K., the Company obtained debt financing and financing from related party. The Company has signed a Fixed Rate Loan Agreement for 650,000 British Pounds (approximately $1 million) with the National Westminster Bank PLC. The terms of the loan are for seven years at an interest rate of the U.K. base rate plus three percent. The Company currently is not in compliance with certain loan covenant provisions. The Company has implemented sales building and cost reduction programs that should enable it to satisfy the operating profitability guidelines and other covenants. Based on management discussions with the bank, management believes the bank is satisfied that the loan is fully secured. To date, the bank has not expressed intentions to demand repayment of the loan.

The Company secured a short-term loan of $1.6 million from Brinker in February 1997. The interest rate is 8% and the monies are to be repaid either in August 1997 or January 1998 depending on certain conditions. These monies have been used for short-term working capital purposes. The Company believes the conditions will be satisfied by the end of August and the repayments on the note will be extended to January 1998.

In Australia, the landlord has committed to finance one restaurant that will start construction before the end of August 1997. The Company has also agreed heads of terms with an investment management company to finance land purchase and restaurant construction. This agreement will be used in lieu of landlord financing in each case possible. The Company is responsible for financing the interior decor, furniture, equipment and pre-opening costs. The Company will use each cash flow from local operations and bank financing to pay for its responsibilities. The Company does not have a bank commitment at this time for future equipment leases. The Company used one guaranty provided by Brinker to secure the Ringwood lease.

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

Item 2.   Changes in Securities

               Not Applicable.

Item 3.   Defaults Upon Senior Securities

               Not Applicable.

Item 4.   Other Information

               Not Applicable.

Item 5.   Exhibits

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               During the twenty-six week period ended June 29, 1997 Form 8-K's were filed by the Company on:

               (i)  February 11, 1997

               (ii) April 3, 1997

               (iii) May 15, 1997

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RED HOT CONCEPTS, INC.


Date:  August 5, 1997                       By: /s/ Colin Halpern
                                            Colin Halpern, President