Form 10QSB/A
period 1997-06-30
RED HOT CONCEPTS INC
filed 1997-09-26
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

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

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1 :  Financial Statements

   Condensed  Consolidated  Balance  Sheets  as of June 29,  1997
   [Unaudited]                                                             1-2

   Condensed  Consolidated   Statements  of  Operations  for  the
   thirteen  week  periods  March 31,  1997 to June 29,  1997 and
   April 1,  1996 to June 30,  1996 and for the  twenty-six  week
   period December 30, 1996 to June 30, 1997 [Unaudited]                     3

   Condensed  Consolidated  Statement of Stockholders' Equity for
   the twenty-six  week period December 30, 1996 to June 29, 1997 and the  thirteen  week period March 31, 1997 to June 29, 1997
   [Unaudited]                                                               4

   Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   twenty-six  week  period  December  30,  1996 to June 29, 1997
   [Unaudited]                                                               5

   Notes to Condensed Consolidated Financial Statements                    6-7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-13


Part II:   OTHER INFORMATION                                                14

SIGNATURES                                                                  15

                               o o o o o o o o o o

RED CONCEPTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 29, 1997

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


The Accompanying Notes are an Integral Part of the Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 29, 1997.

                                                                           Year Ended
                                                        June 29, 1997   December 29, 1996
Liabilities and Stockholders' Equity:
Current Liability:
  Accounts Payable and Accrued Expenses                  $ 3,191,478      $ 3,553,078
  Current Portion of Long-Term Debt                        1,251,906          937,051
  Accrued Interest Payable - Related Party                   217,448          125,065
                                                         -----------      -----------

  Total Current Liabilities                                4,660,832        4,615,194
                                                         -----------      -----------

Long-Term Liabilities:
    Notes Payable                                          1,465,579          717,180
    Obligations under Capital Leases                         508,455               --
    Due to Related Parties                                   276,860        1,195,302
                                                         -----------      -----------
  Total Long-Term Liabilities                              2,250,894        1,912,482
                                                         -----------      -----------

Minority Interest                                            (20,453)           3,123
                                                         -----------      -----------

Shareholders' Equity
Common Stock, $0.01 Par Value,
  19,900,000 Shares Authorized
  10,262,347 Shares Issued and Outstanding               $   102,623      $    92,623

Preferred Stock, $1.00 Par Value,
  100,000 Shares Authorized                                                        --
  100,000 Shares Issued and Outstanding                      100,000

  Additional Paid-in-Capital                               9,524,040        8,884,040

  Retained Earnings                                       (9,143,727)      (7,693,155)

  Cumulative Foreign Currency Translation Adjustment         (82,870)         (57,170)
                                                         -----------      -----------

  Total Stockholders' Equity                                 500,066        1,226,338
                                                         -----------      -----------

Total Liabilities and Stockholders' Equity               $ 7,391,339      $ 7,757,137
                                                         -----------      -----------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

RED HOT CONCEPTS, INC.

CONDENSED STATEMENTS OF OPERATIONS.
[UNAUDITED]

                                                                For the Thirteen Weeks               For the Twenty-Six Weeks
                                                               March 31,     April 1, 1996       December 30,       January 1,
                                                            1997 to June      to June 30,        1996 to June      1996 to June
                                                              29, 1997           1996             29, 1997           30, 1996

Revenues                                                   $  2,934,375      $  2,187,521      $  5,755,062      $  3,733,818
  Cost of Revenues:
  Cost of Revenues                                              906,999           722,881         1,765,159         1,233,865
  Restaurant Expense                                          1,027,337         1,131,500         2,349,886         1,865,189

                                                           ------------      ------------      ------------      ------------
  Total Cost of Revenues                                      1,934,336         1,854,381         4,115,045         3,099,054

                                                           ------------      ------------      ------------      ------------
      Gross Profit
                                                              1,000,039           333,140         1,640,018           634,764

 Fixed Restaurant Expense                                       741,567           370,034         1,259,965           616,723
General and Administrative Expenses
                                                                818,001           711,240         1,372,579         1,078,849

Depreciation and Amortization                                   152,385           142,211           289,711           237,018

                                                           ------------      ------------      ------------      ------------
  Operating Income (Loss)                                      (711,914)         (890,345)       (1,282,238)       (1,297,826)

Minority Interest in Net Income of Subsidiary                    10,726                --            20,454                --

Other Income (Expense):
  Interest Income                                                     2             1,536             2,904             6,053
  Interest Expense                                              102,078                --           191,692                --

                                                           ------------      ------------      ------------      ------------
Net Income (Loss)                                              (803,264)     $   (888,808)       (1,450,572)     $ (1,291,773)
                                                           ------------      ------------      ------------      ------------


Net Income (Loss) Per Share [Note E]                       $      (0.07)     $      (0.18)     $      (0.14)     $      (0.27)

                                                           ------------      ------------      ------------      ------------


Weighted Average Number of Shares Outstanding [Note E]
                                                             10,262,347         4,929,014        10,137,903         4,834,314
                                                           ------------      ------------      ------------      ------------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                            Cumulative
                   Common Stock                   Additional     Preferred                                    Foreign      Total
                     Number of                     Paid-in         Stock    Preferred Stock  Accumulated     Currency      Stock-
                      Shares          Amount       Capital      # of Shares     Amount          Deficit     Translation    holders'
                                                                                                            Adjustment     Equity
Balance - December
30, 1996             9,262,347    $    92,623    $ 8,884,040                                $(7,693,355)     $(57,170)   $ 1,226,338


Issuance of Stock    1,000,000         10,000        (10,000)

Net Loss 12/ 30/96 -
06/29/97                                                                                     (1,450,572)                 (1,450,572)

CTA 12/ 30/96 -
06/29/97                    --             --             --                                         --       (25,700)      (25,700)

Issuance of Preferred
Stock                       --             --        650,000        100,000       100,000                                   750,000

                   -----------    -----------    -----------    -----------   -----------   -----------   -----------   -----------
Balance - June
29, 1997            10,262,347        102,623      9,524,040        100,000       100,000   $(9,143,727)  $   (82,870)  $   500,066
                   -----------    -----------    -----------    -----------   -----------   -----------   -----------   -----------

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

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

RED HOT CONCEPTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                    For the Twenty-six weeks
                                                          December 30, 1996 to    January 1, 1996
                                                              June 29, 1997       to June 30, 1996
Net Cash - Operating Activities                                   (1,256,760)       1,100,462

Investing Activities:
    Purchase of Furniture, Fittings, Leasehold Improvements         (284,946)      (3,662,760)
Store Development and Unit Pre-opening Costs                         (80,648)          20,000

                                                                 -----------      -----------
    Net Cash - Investing Activities                                 (365,594)      (3,642,760)
                                                                 -----------      -----------

Financing Activities:
   Proceeds from Issuance of Stock                                        --        1,145,000
  New Loans                                                        1,177,278        1,077,707
  Repayment of Loans                                                 (77,224)         (35,805)

                                                                 -----------      -----------
    Net Cash - Financing Activities
                                                                   1,100,054        2,186,902
                                                                 -----------      -----------
Effect of Exchange Rate Changes on Cash                              (16,835)          14,197
                                                                 -----------      -----------
    Net (Decrease) in Cash and Cash Equivalents                     (539,135)        (341,199)

Cash and Cash Equivalents - Beginning of Periods                    1,024,863       1,764,969
                                                                 -----------      -----------
  Cash and Cash Equivalents - End of Periods                     $   485,728      $ 1,423,770
                                                                 -----------      -----------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
     Interest Paid                                               $    27,143      $    12,710
     Taxes Paid                                                  $        --      $        --
                                                                 -----------      -----------

  Preferred Shares Issues in Exchange for Related Party Debt         750,000               --

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

[C]      Due To Related Parties

         Woodland Limited Partnership is a partnership controlled by members of Colin Halpern's family. At June 29, 1997, Woodland owned approximately 36% of the Company's outstanding stock.

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

         In June 1996, Woodland accepted a note payable of $1,000,000 at 12% per annum to finance the opening of the Company's third U.K. restaurant. As partial consideration for the loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 500,000 shares of the Company's common stock at $2.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $0.01 per share if the closing bid price of the Company's common stock exceeds $10 for 10 consecutive trading days ending within five days of the notice of redemption. On December 28, 1996, Woodland agreed to extend the note until June 1998. In further consideration, the Company issued a common stock purchase warrant at $1.75 per share for a term expiring December 31, 1999 on the note. The note value was recorded at a discount, net of the fair value of these stock warrants, on the 1996 financial statements at $400,482.

         During the period ended June 29, 1997, the Company paid $168,442 towards the loans. In addition, Woodland converted $750,000 of the loan to 100,000 shares of convertible preferred stock.

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



[E]      Stock Transactions

         In June, August, November and December 1996, the Company had Regulation S share offerings and incurred offering costs of $103,252. In these offerings, the Company sold 3,000,000 shares of common stock at $0.40 per share, 1,500,000 shares common stock at $1.00 per share, 1,000,000 shares of common stock at $0.50 per share and 600,000 shares of common stock at $0.50 per share, respectively. At December 26, 1996, 1,600,000 shares had not been issued.

         On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock.

         As of June 29, 1997, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares have been issued.

         In March, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 100,000 convertible preferred shares. The coupon rate was agreed at 7% with a conversion rate at $1.25 per share.

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

The Company was formed to develop Chili's Bar & Grill Restaurants (Chili's Restaurants), a full service restaurant concept created by Brinker International, ("Brinker"). The Company has the exclusive right to own and operate Chili's Bar & Grill Restaurants in the United Kingdom, Australia and New Zealand pursuant to development and license agreements (the "Chili's Development Agreements") with Brinker.

The Company opened its first Chili's Restaurant at Canary Wharf on October 9, 1995 and opened additional restaurants on March 20, 1996 and May 1, 1996 in Cambridge and central London, respectively. The Company closed the restaurant in Central London in December 1996 because management believed it would have required a significant investment of management time to achieve the returns consistent with management expectations.

The Company purchased two restaurants in Australia in November, 1995 (see Note [D]). The Company opened its first restaurant in Melbourne on September 2, 1996. The Company has one restaurant under development in Australia. Upon completion, the Company will have fulfilled its 1997 obligation under the Development Agreement with Brinker.

Results of Operations -

The following table sets forth expenses as a percentage of total revenue for the twenty-six weeks ended June 29, 1997 and for the same period ended June 30, 1996.

                                                                                                          January 1,1996
                                     For the Twenty-Six Weeks Ended June 29, 1997                        to June 30, 1996
                                                                                         Consolidated      Consolidated
                                       UK            Australia             USA              Total              Total
Revenues                              100%              100%               --                100%              100%
Costs and Expenses:
 Food & Beverage                      30.9%            30.5%               --               30.7%              33.0%
 Restaurant Labor                     28.0%            32.4%               --               30.5%              35.6%
 Restaurant Expense                   15.1%            12.6%               --               13.7%              14.4%
 Royalties/Advertising                 6.0%             6.0%               --                6.0%               6.0%
 Fixed Restaurants Expense            14.0%            11.4%               --               12.5%              10.5%
                                 ---------------- ----------------- ------------------ ----------------- ------------------
Total Costs and Expenses              94.0%            92.9%               --               93.4%              99.5%

Gross Margin (Loss)                    6.0%             7.1%               --                6.6%               0.5%

General & Administrative               7.9%            14.2%              12.4%             23.8%              28.9%
Depreciation/Amortization              5.4%             4.7%               --                5.0%               6.3%
Operating Loss                        (7.3%)          (11.8%)            (12.4%)           (22.2%)            (34.7%)
Other Income (Expense)                (2.9%)           (0.2%)             (1.6%)            (2.9%)              0.2
                                 ---------------- ----------------- ------------------ ----------------- ------------------
Net Income/(Loss)                    (10.2%)          (12.0%)            (14.0%)           (25.1%)            (34.5%)

Comparison of the thirteen week periods March 30, 1997 to June 29, 1997 and

April 1, 1996 to June 30, 1996

                                          1997                                                 1996
                                          ----                                                 ----
(US Dollars)        United Kingdom       Australia      Consolidated      United Kingdom      Australia      Consolidated
Revenue                1,299,753         1,634,622       2,934,375          1,080,980         1,106,541        2,187,521
Net                    (123,543)         (203,792)       (327,335)          (708,189)           36,553         (671,636)
Income/(Loss)


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

Cost and Expenses

For the thirteen weeks ended June 29, 1997, the total cost of food, labor, variable and fixed restaurant expense were $1.5 million as compared to $1.0 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 31%. Labor costs as a percentage of revenue was reduced from approximately 31% to 26% in 1997. Other restaurant variable and fixed costs were 34% of revenue as compared to 27% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996, which increased the fixed costs.

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





Comparison of the twenty-six weeks periods December 30, 1996 to June 29, 1997 and January 1, 1996 to June 30, 1996

                                           1997                                                   1996
                                           ----                                                   ----
(US Dollars)        United Kingdom       Australia       Consolidated       United Kingdom       Australia       Consolidated
Revenue                2,525,105         3,229,957        5,755,062            1,526,920         2,206,898        3,733,818
Net                    (258,504)         (388,623)        (647,127)            (996,135)           82,334         (913,801)
Income/(Loss)


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



Liquidity and Capital Resources

On January 27, 1997, the Company and Brinker entered into a letter agreement extending the payment of the initial license fee from November 1, 1996 until April 30, 1998, and the Company waived its right to terminate the Development and License Agreement effective October 31, 1996. Brinker also agreed to the closure of one of three of the restaurants and set terms on opening a replacement restaurant. This letter agreement also amended the development schedule, whereas the timing of when the Company will open and operate each restaurant was modified.

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


During the twenty-six weeks ended June 29, 1997, the Company used approximately $1.3 million for operating activities. The Company had a net loss of approximately $1.45 million, which was reduced by non-cash adjustments of $354,000. Accounts receivable decreased by approximately $20,000 and inventories increased by $36,000. The accounts payables, accrued liabilities, and other payables decreased from the previous year as a portion of the accounts payable were converted to a note with Brinker.

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

In Australia, the landlord has committed to finance one restaurant that will start construction before the end of August 1997. The Company has also agreed on terms with an investment management company to finance land purchase and restaurant construction. This agreement will be used in lieu of landlord financing in each case possible. The Company is responsible for financing the interior decor, furniture, equipment and pre-opening costs. The Company will use each cash flow from local operations and bank financing to pay for its responsibilities. The Company does not have a bank commitment at this time for future equipment leases.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount; sales building in the restaurants; the rescheduling of payment terms on the advances from Woodland Limited Partnership; and securing a working capital loan from Brinker. The Company is also analyzing costs to construct restaurants and pre-opening expenses in order to identify ways to eliminate cost. The Company believes that anticipated revenues and additional capital or borrowing will be necessary to achieve the Company's development schedule and satisfy future construction obligations and amounts due to Brinker. The Company does not currently have any other commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of it the Company is unable to raise more funds, the Company will reduce its operations to a level consistent with its available funding.

Impact of Inflation

Inflation is not expected to have a material effect on the company's operations.

Part II                    OTHER INFORMATION

Item 1.  Legal Proceedings

                           The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2.  Changes in Securities

                           Not Applicable.

Item 3.  Defaults Upon Senior Securities

                           Not Applicable.

Item 4.  Other Information

                           Not Applicable.

Item 5.  Exhibits

                           (a)      Exhibits

                           None.

                           (b)      Reports on Form 8-K

                           During the thirteen week period ended June 29, 1997 Form 8-K's were filed by the Company on:

                                    (i)      April 3, 1997

                                    (ii)     May 15, 1997

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  August 5, 1997               /s/ Colin Halpern
                                    -----------------
                                    Colin Halpern, President