Form 10QSB
period 1997-09-28
RED HOT CONCEPTS INC
filed 1997-11-12
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the thirteen weeks ended September 28, 1997

                         Commission File Number 33-86166
                           ------------------ --------

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


              Yes  __X__                              No ____


As of October 16, 1997, 10,262,347 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     For the Period Ended September 28, 1997

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

   Condensed Consolidated Balance Sheet as of September 28, 1997
   [Unaudited]                                                               3-4

   Condensed Consolidated Statements of Operation for the thirteen week periods June 30, 1997 to September 28, 1997 and July 1, 1996 to September 29, 1996 and for the thirty-nine week periods December
   30, 1996 to September 28, 1997 and January 1, 1996 to September 29,
   1996 [Unaudited]                                                            5

   Condensed Consolidated Statement of Stockholders' Equity [Deficit]
   for the thirty-nine week period December 30, 1996 to September 28,
   1997                                                                        6

   Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods December 30, 1996 to September 28, 1997 and January 1,
   1996 to September 29, 1996 [Unaudited]                                      7

   Notes to Condensed Consolidated Financial Statements                      8-9

   Item 2: Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-15

Part II:   OTHER INFORMATION                                                  16

SIGNATURES                                                                    17

                          o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 28, 1997 [UNAUDITED]
--------------------------------------------------------------------------------

                                               September 28, 1997  December 29, 1996
                                                                       [Audited]
Assets:
Cash and Cash Equivalents                           $  175,577        $  534,145
Restricted Cash                                        462,107           490,718
Due From Related Parties                                     0            29,785
Accounts Receivable and Other Receivables               13,650            34,545
Inventories                                            158,881           201,755
Prepaid Expenses and Accrued Income                    177,722           224,630
                                                    ----------        ----------

Total Current Assets                                   987,937         1,515,578
                                                    ----------        ----------

Furniture and Equipment - Net                        4,404,458         4,302,773
                                                    ----------        ----------

Other Assets:
Development and License Agreements - Net               652,675           670,281
Store Development and Unit Pre-opening Costs           779,663           662,000
Deferred Lease Guarantee                               472,322           472,322
Loan to Officers                                        51,547           134,183
                                                    ----------        ----------
Total Other Assets                                   1,956,207         1,938,786
                                                    ----------        ----------

Total Assets                                        $7,348,602         7,757,137
                                                    ----------        ----------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 28, 1997 [UNAUDITED]
--------------------------------------------------------------------------------

                                                        September 28, 1997  December 29, 1996
                                                                                 [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                     $ 2,554,744         $ 3,553,078
  Current Portion of long-term Debt                           1,251,906             937,051
  Accrued Interest Payable - Related Parties                          0             125,065
                                                            -----------         -----------

  Total Current Liabilities                                   3,806,650           4,615,194
                                                            -----------         -----------

  Long Term Liabilities:
  Notes Payable                                               1,495,807             717,180
  Obligations under Capital Leases                              411,037                   0
  Due to Related Parties                                        407,534           1,195,302
                                                            -----------         -----------
  Total Long Term Liabilities                                 2,314,378           1,912,482
                                                            -----------         -----------

Minority Interest                                               (23,997)              3,123
                                                            -----------         -----------

Stockholders' Equity:
  Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     0 Issued and Outstanding                                         0                   0
  Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                    1,450,000                   0
  Common Stock, $.01 Par Value,
     19,175,000 Shares Authorized,
     10,262,347 Shares Issued and Outstanding                   102,623              92,623

  Additional Paid-in Capital                                  8,874,040           8,884,040

  Retained Earnings                                          (9,228,070)         (7,693,155)

  Cumulative Foreign Currency Translation Adjustment             52,978             (57,170)
                                                            -----------         -----------
Total Stockholders' Equity
                                                              1,251,571           1,226,338
                                                            -----------         -----------

  Total Liabilities and Stockholders' Equity                $ 7,348,602         $ 7,757,137
                                                            -----------         -----------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                          For the Thirteen Weeks           For the Thirty-Nine Weeks
                                                     June 30, 1997     July 1, 1996 to      December 30,      January 1, 1996
                                                      to September       September 29,         1996 to          to September
                                                       28, 1997              1996           September 28,          29, 1996
                                                                                                1997

Revenues                                               2,912,534           2,500,136           8,667,596           6,233,954

Cost of Revenues
  Cost of Revenues                                       898,517             885,244           2,663,676           2,119,110
  Restaurant Expenses                                  1,428,630           1,275,069           3,778,515           3,140,258
                                                     -----------         -----------         -----------         -----------

Total Cost of Revenues                                 2,327,147           2,160,313           6,442,191           5,259,368
                                                     -----------         -----------         -----------         -----------

 Gross Profit                                            585,388             339,823           2,225,406             974,586
                                                     -----------         -----------         -----------         -----------

Fixed Restaurant Expense                                 302,383             454,944           1,562,348           1,071,666
General and Administrative Expenses                      136,235             884,641           1,508,814           1,925,150

Depreciation and Amortization                            154,276             252,238             443,987             489,257

                                                     -----------         -----------         -----------         -----------
Operating Income (Loss)                                   (7,506)         (1,252,000)         (1,289,743)         (2,511,487)

Minority Interest in Net Loss of Subsidiaries              3,543                   0              23,997                   0

Other Income (Expense):
   Interest Expense                                      (80,381)            (24,250)           (272,073)            (62,589)
   Interest Income                                             0               4,507               2,904              10,560
                                                     -----------         -----------         -----------         -----------
Net Income (Loss)                                        (84,344)         (1,271,743)         (1,534,916)         (2,563,516)
                                                     -----------         -----------         -----------         -----------

Net Income (Loss) Per Share                          $     (0.01)        $     (0.15)        $     (0.15)        $     (0.42)
                                                     -----------         -----------         -----------         -----------

Weighted Average Shares Outstanding                   10,262,347           8,685,424          10,262,347           6,129,994
                                                     -----------         -----------         -----------         -----------

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                           Preferred                      Cumulative
                                        Common Stock                         Stock                          Foreign
                                    Number              Additional     Number                               Currency      Total
                                      of                 Paid-in         of                  Accumulated   Translation Shareholders'
                                    Shares     Amount    Capital       Shares       Amount     Deficit     Adjustments    Equity
Balance - December 30, 1996       9,262,347    92,623   $8,884,040                          $(7,693,155)     $(57,170)   $1,226,338

Foreign Currency Translation
  Adjustment                                                                                                  110,148       110,148

Converted Debt to Preferred
  Shares                                                               750,000     750,000

Net Loss for the period
 January 1, 1997  to
 September 28, 1997                                                                          (1,534,916)                 (1,544,916)

Issuance of  Shares               1,000,000    10,000      (10,000)                                                          10,000
Cancelled Shares                                                      (750,000)   (750,000)
Issuance of New Shares                                                 725,000   1,450,000                                1,450,000
                                -----------  --------   ----------   ---------  ----------  -----------    ----------    ----------

Balance - September 28, 1997     10,262,347  $102,623   $8,874,040     725,000  $1,450,000  $(9,228,070)      $52,978    $1,251,571
                                -----------  --------   ----------   ---------  ----------  -----------    ----------    ----------

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

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                           For the Thirty-Nine  For the Thirty-Nine
                                                                           Weeks December 30,    Weeks January 1,
                                                                            1996 to September   1996 to September
                                                                                 28, 1997            29, 1996
Operating Activities:
Net Cash - Operating Activities                                                   (985,139)        (1,527,941)
                                                                                ----------         ----------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                          69,402         (3,484,470)
Store Development and Unit Preopening Costs                                       (304,094)          (714,665)
Development and License Agreement                                                        0            (40,000)
Loan to Officer - Net                                                               82,636            (80,149)
                                                                                ----------         ----------

Net Cash - Investing Activities                                                   (152,056)        (4,319,284)
                                                                                ----------         ----------

Financing Activities:
Preferred Shares                                                                         0            903,693
Proceeds from Loan                                                                 889,579          1,008,046
Repayment of Debt                                                                 (110,952)           (72,558)
Proceeds from Sale of Common Stock                                                       0          2,541,748
Deferred Opening Costs                                                                   0                 --
                                                                                ----------         ----------
Net Cash - Financing Activities                                                    778,627          4,380,929
                                                                                ----------         ----------

Effect of Exchange Rate Changes on Cash                                                  0              9,971
                                                                                ----------         ----------

Net [Decrease]/Increase in Cash and Cash Equivalents                              (358,568)        (1,456,325)

Cash and Cash Equivalents - Beginning of Periods                                   534,145          1,764,969
                                                                                ----------         ----------
Cash and Cash Equivalents - End of Periods                                         175,577            308,644
                                                                                ----------         ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid
    Taxes Paid
Supplemental Disclosures of Non-Cash Financing and Investing Activities:

    Total offering costs during the period January 1, 1997 to September
    28, 1997                                                                             0            158,252
    Fixed Assets acquired under Capital Leases                                     411,037             19,716

Converted Debt to Preferred Shares                                               1,450,000                  0

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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



[B]  Basis of Reporting

     The balance sheet as of September 28, 1997, the statements of operations for the period December 30, 1996 to September 28, 1997, and for the period January 1, 1996 to September 29, 1996, the statement of stockholders' equity for the period January 1, 1997 to September 28, 1997, and the statements of cash flows for the period December 30, 1996 to September 28, 1997 and for the period January 1, 1996 to September 29, 1996 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 28, 1997, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 29, 1996.

     Certain reclassifications may have been made to the 1996 financial statements to conform to classification.



[C]  Due To Related Parties

     Woodland Limited Partnership is a partnership controlled by members of the Colin Halpern family. At September 28, 1997, Woodland owns approximately 41% of the Company's outstanding stock and the voting rights of the preferred shares..

     At December 30, 1996, the total amount due to Woodland was $1,940,342, consisting of short-term advances of $940,342, and a short-term note payable of $1,000,000.

     During 1996 funds were advanced to Red Hot Concepts on a short-term basis and repayments were made to Woodland. The balance due to Woodland for these advances at December 29, 1996 was $940,342 plus accrued interest payable of $63,911. On December 29, 1996, Woodland agreed to convert these advances into a note payable due June 30, 1998, at 8% interest per annum. As partial consideration for the loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 300,000 shares of common stock at $1.75 per share for a term expiring December 31, 1999. The note was recorded at a discount, net of fair value of the stock warrant, on the 1996 financial statements at $794,820.

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

     In March, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 750,000 shares of $1.00 per share par value preferred shares. The coupon rate was agreed at 7% with a conversion rate at $1.25 per share.

     On September 25, 1997, Woodland agreed to exchange its $1.00 par value preferred shares to 375,000 $2.00 par value preferred shares.

     On September 25, 1997, Woodland agreed to convert the note payable of $700,000 into 350,000 $2.00 par value preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares.


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


[E]  Stock Transactions

     On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock sold under a.Reg S share offering. As of September 28, 1997, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

     In March, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 750,000 shares of $1.00 per share par value preferred shares. The coupon rate was agreed at 7% with a conversion rate at $1.25 per share.

     On September 25, 1997, Woodland agreed to exchange its $1.00 par value preferred shares to 375,000 $2.00 par value preferred shares.

     On September 25, 1997, Woodland agreed to convert the note payable of $700,000 into 350,000 $2.00 par value preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares.


     Stock Transactions of Subsidiary

     In September 1996, Red Hot Pacific issued 53 shares of common stock to Brinker in connection with a guaranty agreement valued at $1.00.

     The above issuance reduced Red Hot ownership of Red Hot Pacific from 100% to 95%. As a result of this stock transaction and related liability for the guaranty agreement Red Hot reduced its additional paid-in-capital by $2,497 in consolidation.

[F]  Subsequent Event

     On November 6, 1997, Melvin Lazar resigned as Director of the Company.

     In October 1997, the Company reached an agreement with Brinker International to sell to Brinker its Australian operations for $2.68 million before the payment of liabilities of the Australian operations which are estimated to be approximately $700,000. The Company has agreed to use the remaining proceeds to repay the Brinker short-term loan.

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

The Company purchased two restaurants in Australia in November 1995 (see Note [D]). The Company opened its first restaurant in Melbourne on September 2, 1996. The Company has one restaurant under development in Australia that fulfills its obligation under the Development Agreement with Brinker.

On October 24, 1997, the Company was notified by NASDAQ that the Company will be granted a temporary exception from its standards for trading on the NASDAQ Small Cap Market. The Company must comply with certain conditions by November 30, 1997 to maintain its' listing status.

Results of Operations -

The following table sets forth expenses as a percentage of total revenue for the thirty-nine weeks ended September 28, 1997 and for the same period ended September 29, 1996.

                                                                                          January 1,1996
                             For the Thirty-Nine Weeks Ended September 28, 1997          to September 29,
                                                                                               1996
                                                                           Consolidated    Consolidated
                                    UK            Australia      USA           Total          Total
Revenues                              100%           100%         --              100%           100%
Costs and Expenses:
 Food & Beverage                     30.8%          30.7%         --             30.7%          34.0%
 Restaurant Labor                    27.0%          32.3%         --             30.0%          33.3%
 Restaurant Expense                  14.8%          12.7%         --             13.6%          14.6%
 Royalties/Advertising                6.0%           6.0%         --              6.0%           6.0%
 Fixed Restaurants Expense           13.6%          10.8%         --             12.0%          13.7%
                                  -------        -------        ------        -------        -------
Total Costs and Expenses             92.2%          92.5%         --             92.3%         101.6%

Gross Margin (Loss)                   7.8%           7.5%         --              7.7%          (1.6%)

General & Administrative             (0.1%)         11.5%         10.9%          17.3%          30.9%
Depreciation/Amortization             5.0%           5.2%         --              5.1%           7.8%
Operating Loss                        2.9%          (9.2%)       (10.9)         (14.7%)        (40.3%)
Other Income (Expense)               (2.9%)         (0.7%)        (1.6%)         (3.1%)         (0.8%)
                                  -------        -------        ------        -------        -------
Net Income/(Loss)                    (0.0%)         (9.9%)       (12.5%)        (17.8%)        (41.1%)

Comparison of the thirty-nine week periods December 30, 1996 to September 28, 1997 and January 1, 1996 to September 29, 1996



                                           1997                                                 1996
     (US Dollars)    United Kingdom      Australia     Consolidated      United Kingdom      Australia      Consolidated

     Revenue           3,804,059         4,863,538       8,667,597          2,713,107         3,520,847        6,233,954
     Net
     Income/(Loss)         3,474          (479,942)       (476.468)        (1,809,285)           55,717       (1,753,568)


For the thirty-nine week period ended September 28, 1997, the Company had 195 restaurant operating weeks. In the comparable period for 1996, the total restaurant operating weeks were 170. Average weekly sales for the thirty-nine week period in 1997 were $44,449 as compared to $36,456 for the same period in 1996 or an improvement of 22%.



UK

Revenues

Revenues for the thirty-nine week period ended September 28, 1997 totaled $3.8 as compared to $2.7 million for the same period in 1996. The significant increase in revenue was principally related to the improvement in same store sales at the two operating restaurants. Same store sales for the Canary Wharf restaurant are up approximately 63% year on year and same store sales at Cambridge are up approximately 26%. In September 1996, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The Company believes that the name change, in complement with a new menu rollout, improved service and better brand awareness increased the average weekly sales.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totaled $3.5 million for the period ended September 28, 1997. This is an increase of $.3 million from the same period ended September 29, 1996. For the thirty-nine week period, food costs as a percentage of revenue fell from 39% in 1996 to 30.8% for the same period in 1997 as the Company improved purchasing power through economies of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 34% to 27.0% in the period ended September 28, 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the thirty-nine week period ended September 28, 1997, food costs and labor costs as a percentage of revenues decreased to 58 % from 73% for the same period in 1996. Restaurant expense, royalties, advertising, and fixed costs as a percentage of revenue decreased in 1997 to 34.4% from 45% in 1996 reflecting a lower cost structure for the restaurants.

General and Administrative Expense

The total cost of general and administrative expenses for the thirty-nine weeks ended September 28, 1997 were approximately $0 or 0% of revenues. General and administrative costs for the same period in 1996 were $865,000 or 32% of revenues. At December 29, 1996, the Company had made accrual provisions for remaining staff redundancy costs, expenses associated with the closure of the Shaftesbury restaurant, and other general expense. In the third quarter, accruals representing approximately $300,000 were released because management does not believe any further expenses will be incurred for these expenses. In 1996, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.



AUSTRALIA

Revenues

Total revenues for the thirty-nine weeks ended September 28, 1997 were $4.9 million as compared to $3.5 million for the same period in 1996. The increase in revenues was attributed to more restaurant operating weeks (117 in 1997 versus 82 in 1996). The same store sales for the two restaurants open more than one year were up approximately 5% from the previous year.

Cost and Expenses

For the thirty-nine weeks ended September 28, 1997, the total cost of food, labor, variable and fixed restaurant expense were $4.5 million as compared to $3.1 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 30%. Labor costs as a percentage of revenue increased from approximately 31% to 32% in 1997. Other restaurant variable and fixed costs were 29.5% of revenue as compared to 27% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996, which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the thirty-nine week period ending September 28, 1997 was approximately $560,000 or 11.5% of revenue. This compares to administrative expenses of approximately $304,000 in the same period for 1996 or 8.6% of revenues. The increase in general and administrative expenses were attributed to an increase in headcount to support new store growth and higher office cost associated with maintaining headquarters in Sydney.



US

The Company's administrative costs were approximately $950,000 for the thirty-nine week period ending September 28, 1997 as compared to $1,925,000 for the same period in 1996. The costs are abnormally high as a percentage of revenues as significant time was focused on improving the operations in the UK and Australia.



Comparison of the thirteen week periods June 30, 1997 to September 28, 1997 and July 1, 1996 to September 29, 1996


                                           1997                                                    1996
(US Dollars)        United Kingdom       Australia       Consolidated       United Kingdom       Australia       Consolidated
Revenue                1,278,954         1,633,581        2,912,535            1,186,188         1,313,188        2,500,136
Net Income/(Loss)        261,979           (70,564)         191,115             (813,150)          (26,617)        (839,767)


For the thirteen week period ended September 28, 1997, the Company had 65 restaurant operating weeks. In the comparable period for 1996, the total restaurant operating weeks were 69. Average weekly sales for the thirteen week period in 1997 were $44,808 as compared to $35,716 for the same period in 1996 or an improvement of 25%.



UK

Revenues

Revenues for the thirteen week period ended September 28, 1997 totaled $1.3 million as compared to $1.2 million for the same period in 1996. The significant increase in revenue was principally related to the improvement in same store sales at the two operating restaurants. In September 1996, the Company implemented a market plan to increase revenues at its restaurants by changing the brand identity to Chili's "Texas" Grill & Bar. The Company believes that the name change, in complement with a new menu rollout, improved service and better brand awareness increased the average weekly sales.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totaled $1.1 million for the period ended September 28, 1997. This is an decrease of $.6 million for the period ended September 29, 1996. For the thirteen week period, food costs as a percentage of revenue fell from 41% in 1996 to 30% for the same period in 1997 as the Company improved purchasing power through economies of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 33% to 25% in the period ended September 28, 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. During the thirteen week period ended September 28, 1997, food costs and labor costs as a percentage of revenues decreased to 55% from 74% for the same period in 1996. Restaurant expense, royalties, advertising, and fixed costs as a percentage of revenue decreased in 1997 to 33% from 47% in 1996 reflecting a lower cost structure for the restaurants.

General and Administrative Expense

The total cost of general and administrative expenses for the thirteen weeks ended September 28, 1997 were a credit of approximately $213,000 or (17%)% of revenues. General and administrative costs for the same period in 1996 were $330,000 or 28% of revenues. At December 29, 1996, the Company had made accrual provisions for remaining staff redundancy costs, expenses associated with the closure of the Shaftesbury restaurant, and other general expense. In the third quarter, accruals representing approximately $300,000 were released because management does not believe any further expenses will be incurred for these expenses. The administrative costs to run the two restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom by reducing administrative headcount from thirteen to two. In 1996, significant costs were incurred to develop the brand, hire and train personnel, and build the administrative infrastructure.



AUSTRALIA

Revenues

Total revenues for the thirteen week period ended September 28, 1997 were $1.6 million as compared to $1.3 million for the same period in 1996. The increase in revenues was attributed to more restaurant operating weeks (39 in 1997 versus 30 in 1996).

Cost and Expenses

For the thirteen week period ended September 28, 1997, the total cost of food, labor, variable and fixed restaurant expenses were $1.5 million as compared to $1.2 million for the same period in 1996. The cost of food sales as a percentage of revenue remains the same as last year at 31%. Labor costs as a percentage of revenue also remained approximately the same at 33%. Other restaurant variable and fixed costs were 29% of revenue as compared to 26% for the same period in 1996. Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant at the end of 1996, which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the thirteen week period ending September 28, 1997 was approximately $101,000 or 6% of revenue. This compares to administrative expenses of approximately $144,000 in the same period for 1996 or 11% of revenues. The increase in general and administrative expense were attributed to an increase in headcount to support new store growth and higher office cost associated with maintaining headquarters in Sydney.



US

The Company's administrative costs were approximately $236,000 for the thirteen week period ended September 28, 1997 compared to $884,000 for the same period in 1996. The costs are abnormally high as a percentage of revenues for the period ended September 28, 1997 as significant time was focused on improving the operations in the UK and Australia.



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

The Company's working capital as of September 28, 1997 was approximately ($2.8) million as compared to working capital of ($3.1) million on December 29, 1996 and ($2.8) million at September 29, 1996. Total current assets were $1.0 million on September 28, 1997 as compared to $1.8 million on September 29, 1996. Current liabilities decreased to $3.8 million from $4.6 million at September 29, 1996.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                        December 30, 1996    January 1, 1996
                                                               To                   To
                                                          September 28,        September 29,
                                                              1997                 1996
                                                          In Thousands         In Thousands
           Net cash (used) in operating activities         $(985,139)          $(1,527,941)
           Cash (used) in investing                         (152,056)           (4,319,284)
           Cash provided by financing                        778,627             4,380,929


During the thirty-nine week period ended September 28, 1997, the Company used approximately $1.0 million for operating activities. The Company had a net loss of approximately $1.5, which was reduced by non-cash adjustments of $154,000. Accounts receivable decreased by approximately $723,000 and inventories decreased by $159,000. The accounts payables, accrued liabilities, and other payables decreased from the previous year as part of the debt was converted to equity.

Cash used in investing activities of approximately $152,000 is primarily attributed to leasehold improvements, furniture and fixtures for the new restaurant in Australia.

Cash generated by financing activities for the year was approximately $778,000, which include the proceeds from a loan from related parties and repayments on loans of $111,000.

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

The Company secured a short-term loan of $1.25 million from Brinker in February 1997. The interest rate is 8% and the monies are to be repaid either in August 1997 or January 1998 depending on certain conditions. These monies have been used for short-term working capital purposes. The Company met the conditions by the end of August and the repayments on the note have been extended to January 1998.

The Company has entered into a letter of intent with a British publicly traded restaurant company, the Celebrated Group. Pursuant to the terms of the letter of intent, the Company would exchange the shares in its UK subsidiary for shares in the Celebrated Group, PLC. Upon completion, the Company would hold approximately 46% of the outstanding shares of Celebrated Group and an option to acquire another six (6) million shares that would give the Company 50.5% of the outstanding shares. Celebrated Group PLC would guarantee the obligations under the Development and License Agreement.

In Australia, the landlord has committed to finance one restaurant that will start construction before the end of December 1997. The Company is responsible for financing the interior decor, furniture, equipment and pre-opening costs. The Company will use cash flow from local operations and bank financing to pay for its responsibilities. The Company does not have a bank commitment at this time for future equipment leases. The Company used one guaranty provided by Brinker to secure the Ringwood lease.

In October 1997, the Company reached an agreement with Brinker International to sell to Brinker its Australian operations for $2.68 million before the payment of liabilities of the Australian operations which are estimated to be approximately $700,000. The Company has agreed to use the remaining proceeds to repay the Brinker short-term loan.

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

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Other Information

          Not Applicable.

Item 5.   Exhibits

          (a) Exhibits

               None.

          (b) Reports on Form 8-K

               During the thirteen week period ended September 28, 1997 Form 8-K's were filed by the Company on:

               (i) August 28, 1997

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  September 28, 1997  By:       /s/ H. Michael Bush
                                     H. Michael Bush, Chief Financial Officer