Form 10KSB
period 1997-12-28
RED HOT CONCEPTS INC
filed 1998-06-01
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 28, 1997

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/  /         SECURITIES EXCHANGE ACT OF 1934


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

            State issuer's revenues for its most recent fiscal year.
                                   $11,111,274

             As of April 1, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,893,507.


             As of April 1, 1998, there were 3,420,782 shares outstanding of the Registrant's Common Stock.

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
                                     PART I

1.       Business.......................................................... 4
2.       Properties........................................................ 7
3.       Legal Proceedings................................................. 7
4.       Submission of Matters to a Vote of
         Security Holders.................................................. 7


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters.......................................................... 9
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................................11
7.       Financial Statements.............................................15
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.......................................................15


                                    PART III

9.       Directors and Executive Officers
         of the Registrant...............................................16
10.      Executive Compensation..........................................17
11.      Security Ownership of Certain Beneficial
         Owners and Management...........................................19
12.      Certain Relationships and Related
         Transactions....................................................19
13.      Exhibits and Reports on Form 8-K................................21
         Signatures......................................................23

Item 1.  Business

General

Red Hot Concepts, Inc. ("the Company") was incorporated in the state of Delaware on June 14, 1994. The Company was formed to operate and develop the Chili's Grill & Bar restaurant concept owned by Brinker International, Inc. ("Brinker") outside the United States.

From incorporation until December 15, 1997, the Company, through its wholly owned United Kingdom subsidiary, Restaurant House Limited ("Restaurant House"), had the exclusive right to own and operate Chili's Grill & Bar restaurants ("Chili's Restaurants") in the United Kingdom.

From November 1995 until December 18, 1997, the Company, through its wholly owned Australian subsidiary, Red Hot Pacific ("Red Hot Pacific") had the exclusive rights to own and operate Chili's Restaurants in Australia and New Zealand.

During 1997, the Company operated five Chili's Restaurants, three in Australia and two in the United Kingdom. The Company opened its first Chili' Restaurant in the United Kingdom and in London in October 1995 and opened two additional restaurants in March and May 1996. At the end of 1996, the Company closed one of its restaurants. In November 1995, the Company acquired its first two Chili's Restaurants in Australia through the purchase of a wholly-owned subsidiary of Brinker that owned the operating rights to those restaurants, one which was opened in August 1994 and the second in February 1995. The Company opened a third restaurant in Australia in September 1996.

On  December  15,  1997 the  Company  merged its  wholly  owned  United  Kingdom subsidiary, Restaurant House, with and into The Celebrated Group Plc ("Celebrated") pursuant to the Agreement dated November 18, 1997 by and between the Company and Celebrated ("the "Merger Agreement"). Pursuant to the Merger
Agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,00,000 shares of Celebrated. Upon consummation of the Merger, the Company owns approximately 45.6% of Celebrated. As part of the Merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated upon the exercise of which the Company would own approximately 50.51% of the outstanding shares of Celebrated.

On December 18, 1997 the Company sold to Brinker the assets of its Australian subsidiary, Chili's Texas Grill Plc., for $2.68 million. The Company used $1.25 million of the proceeds from the sale to repay a short-term loan to Brinker dating from February 1997. An additional $700,000 was used primarily for the payment of a related party debt. The Company purchased the Australian operations from Brinker in November 1995.

As a result of the above transactions, the Company is a holding company the sole operation of which consists of the owning of approximately 46% of the outstanding equity of Celebrated which is recorded under the equity method. The Company is currently the single largest shareholder of Celebrated. The Company's common stock is owned 36% by Woodland Limited Partnership and 64 % by the public.

The Celebrated Group Plc

Celebrated was incorporated in September 1988 in Berkshire, England, as Elegant Leisure Ltd. The Company was initially formed to develop and operate mid-priced hotels. Since that time, Celebrated has expanded its business operations to include several restaurant chains operating throughout Great Britain. Celebrated is a public company, 45.6 % of which is owned by the Company and 54.4% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange.

As of December 28, 1997, Celebrated's business interests included Chili's Restaurants, Starvin' Marvin' American diners, J.W. Johnson's theme bar-restaurants and the Llyndir Hall Hotel, a 3-star country house near the Welsh border in England. In late 1997 Celebrated decided to divest itself of its hotel business to enable it to focus its financial resources on developing its newly acquired Chili's concept. As of year-end 1997, the hotel was being held for sale with asking price of approximately $3.75 million. As of year end 1997, Celebrated owned and operated 10 restaurants.

The following is a brief description of Celebrated's restaurant operations during 1997:

         Starvin' Marvin's - Starvin' Marvin's is an American diner brand restaurant. The first of these American-style diners was opened in May 1993 and the business chain was purchased by Celebrated in August 1994. These restaurants are open from early in the morning until late at night, offering American-style deli food either as snacks or full meals. The restaurants are manufactured in the traditional diner style, out of stainless steel cladding that is pre-fabricated in the United States and shipped to the UK for final assembly. As of December 29, 1997, Celebrated owned and operated seven (7) of these restaurants in the London, Manchester and Liverpool areas.

         During 1997, Celebrated introduced a new menu in its Starvin' Marvin' diners in an effort to improve sales and increase operational efficiencies. Positive sales trends were not realized before the end of 1997. However, current average sales per week for the 7 restaurants is approximating $72,000. No new openings are expected in 1998.

         J.W. Johnson's - Celebrated acquired this all-day theme bar-restaurant from receivership in December 1993. The design incorporates a large bar area in front, with a restaurant in back, serving casual, international cuisine. At year-end 1997, Celebrated operated one (1) of these units, located in Manchester, England.

         In June 1996, J.W. Johnson's restaurant was the victim of a bomb blast that disrupted trading throughout the Manchester city center. Restaurant sales at the site fell off abruptly following the blast, but business improved throughout 1997 and average weekly sales are approximating $50,000. Celebrated does not intend to expand the concept and during May 1998 converted J.W. Johnson's into a Chili's.

         AJ's Family Restaurants - From May 1996 until November 1997, Celebrated owned this 16-unit chain of casual roadside restaurants. On November 12, 1997, Celebrated sold the operations to a third party for approximately $4.5 million. The disposal of the chain is seen by Celebrated as a major step in centralizing the company's operations to focus financial and management resources on developing additional Chili's restaurants.

         Chili's Grill & Bar Restaurants- Celebrated acquired the development rights for Chili's Restaurants in the United Kingdom through its acquisition of Restaurant House, the entity which owned the exclusive rights to own and operate Chili's Restaurants in the United Kingdom pursuant to an amended development and license agreement with Brinker.

         Chili's Restaurants are full service restaurants featuring a casual atmosphere and a limited menu of freshly prepared appetizers, chicken, beef and seafood entrees, hamburgers and other sandwiches, salads, barbecue ribs, fajitas and other southwestern and Mexican-style cuisine, desserts and a full-service bar. Emphasis is placed on serving substantial portions of high quality food at modest prices and providing excellent service. Chili's Restaurants consists of booth seating, tile-top tables, hanging plants and wood and brick walls covered by interesting memorabilia. Chili's Restaurants are generally open between 12 and 14 hours a day, seven days a week, for lunch, dinner and late-night meals, and feature quick, efficient table service designed to minimize customer waiting time and facilitate customer turnover.

         Celebrated's exclusive development rights for these restaurants in the United Kingdom are governed by the terms of the Chilis' Development and Licensing Agreement ("the UK Development

Agreement"). The UK Development Agreement grants the exclusive right until November, 2006 to develop and operate Chili's restaurants within a defined period so long as Celebrated has open and operating a minimum number of restaurants in accordance with a development schedule during the term of the agreement. Celebrated is required to have open and operating a minimum number of four Chili's restaurants by November 1, 1998. If Celebrated falls behind the development schedule by more than one restaurant in any given year, Celebrated could lose its exclusive development rights. If at the end of the term of the UK Development Agreement Celebrated is in compliance with the agreement, it may be renewed for any additional ten year period. At year end 1997, Celebrated had open and operating two Chili's Restaurants. During the first quarter of 1998, Celebrated began negotiating on two additional restaurant sites upon which it intends to develop restaurants during 1998. Celebrated expects to open these facilities prior to the end of this year and anticipates having 11 restaurants open by the end of the year 2000.

Sales in the Cambridge Chili's are averaging $65,000 per week and in Canary Wharf are averaging $54,700 per week.

Celebrated does not intend to pay a dividend in 1998 but will use the cash for reinvestment and the expansion of Chili's.

Item 2.  Properties

The Company subleases from a related company its principal place of business in the United Kingdom which is located at Unit 6, Maryland Road, Tongwell, Milton Keynes. The leased space is approximately 800 square feet and houses the administrative offices. The rent for this facility is (pound)500 ($783) per month.

The  Company  also   subleases   its  US  office  from  a  related  party  on  a
month-to-month lease that expires on June 30, 1998. The total rent payable during the term of the lease is approximately $1,500.


Item 3.  Legal Proceedings

The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.


Item 4.  Submissions of Matters to a Vote of Security Officers

A special meeting of stockholders was held November 3, 1997 to vote on a proposal to reverse split outstanding shares three-to-one. Total number of votes cast was 10,587,442, with 10,305,887 For, 256,020 Against, and 25,535
Abstaining.

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 28, 1997.


Item 4A. Executive Officers of the Registrant

The executive officers of the Company are as follows:

       Name                      Age      Position

       Colin Halpern              61      President
       H. Michael Bush            43      Chief Financial Officer and Secretary

Colin Halpern has served as President and Director of the Company since June 1994. He also currently serves as a member of the Board of Directors of the Celebrated Group Plc, President, Secretary, Treasurer and Director of Crescent Capital, Inc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994 and August 1983, respectively. Mr. Halpern also serves as the Chairman of the Board of International Franchise Systems Inc., a public company operating certain restaurants in the United Kingdom. From 1985 to the present, Mr. Halpern has also served as the Chairman of Universal Service Corp. Mr. Halpern was formerly the President and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

H. Michael Bush has served as Chief Financial Officer and Secretary of the Company since November 1995. Mr. Bush also currently serves as President and Chief Financial Officer of International Franchise Systems, Inc. and Chief Executive Officer of the Celebrated Group Plc, positions he has held since December 1995 and February 1998, respectively. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Controls and Joint Venture Reporting and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked for Unisys. Mr. Bush is a certified public accountant.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Market Information

         The Company's Common Stock is traded separately and as part of a unit (a "Unit") which includes one share of Common Stock, one warrant to purchase one share of stock through November 3, 2000 at $36.00* per share (a "Class B
Warrant"). The Company's Units and Common Stock are quoted on the NASDAQ Small-Cap Market System under the symbols RHCSU and RHCS, respectively.
The Company's Class B Warrant is currently not traded.

         The high and low sale prices of the Common Stock and Units as reported by NASDAQ were as follows:
                                                      1998
                                    Common                          Units
                              High            Low             High         Low
         First Quarter       $3.125         $2.25              Unit Not Traded

                                                      1997*
                                    Common                          Units
                              High            Low             High         Low
         First Quarter        $9.375        $3.5625           $8.625      $3.00
         Second Quarter        4.3125        1.125             3.00        2.25
         Third Quarter         4.125         1.125             Unit Not Traded
         Fourth Quarter        6.00          1.875             Unit Not Traded

                                                      1996*
                                    Common                          Units
                              High            Low             High         Low
         First Quarter      Common Stock Not Traded          $12.00       $3.75
         Second Quarter     Common Stock Not Traded            8.25        4.875
         Third Quarter       $9.375         $6.75             12.75        4.50
         (Common beginning October 18, 1996)
         Fourth Quarter       11.25          7.125            12.00        6.00

                                                      1995*
                                    Common                          Units
                              High            Low             High         Low
         Third Quarter     Common Stock Not Traded           $24.00      $18.00
         (beginning August 8, 1995)
         Fourth Quarter    Common Stock Not Traded            24.00        4.50

*Prices listed reflect effect of November 1997 three-for-one reverse stock split.

Dividends

         The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future developments. The Company's ability to pay dividends in the future is dependent upon the receipt of dividends from Celebrated. The Company does not anticipate that Celebrated will pay dividends in 1998.

Number of Stockholders

As of April 1, 1998, there were 75 record holders of the Company's Common Stock and 60 record holders of the Class B Warrants. The Company believes there are approximately 1500 beneficial owners of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Red Hot Concepts ("the Company") was incorporated in the state of Delaware on June 14, 1994. The common shares are owned 36% by Woodland Partnership Ltd. and the remaining shares are publicly held. The Company was formed to establish and develop the Chili's Grill & Bar restaurant concept franchised by Brinker International Inc. outside the United States.

At December 31, 1997, the Company no longer had the exclusive rights to operate Chili's restaurants in the United Kingdom or Australia. From November 1995 until December 18, 1997, the Company owned the Chili's concept development rights for Australia and New Zealand. During 1997, the Company operated three Chili's restaurants in Australia (two in suburban Sydney and one in suburban Melbourne). However, on December 18, 1997, the Company sold its Australian and New Zealand operations back to Chili's franchisor, Brinker International, for $2.68 million.

From July 1994 until December 15, 1997, the Company owned the UK rights to the Chili's concept. During 1997, the Company operated two Chili's restaurants in the UK (one in Canary Wharf and one in Cambridge). On December 15, 1997, the Company merged its UK operations into the Celebrated Group Plc. The Company's exclusive development rights for Chili's restaurants in the UK transferred to Celebrated in the merger.

Celebrated is publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange. As part of the merger, Red Hot Concepts acquired 46% of Celebrated's outstanding stock and an option to acquire a 50% ownership interest. In early 1998, a principal officer and a director of the Company assumed comparable roles at Celebrated, in addition to retaining their positions with the Company.

Results of Operations

The Company realized net income of approximately $2.1 million for the fifty-two week period ended December 28, 1997 partly attributable to the $3.4 million gain associated with the merger of the UK subsidiary in exchange for Celebrated shares and a $1.5 million gain on the sale of the assets and rights of Australia. These gains were offset by high administrative expenses associated with divesting the UK and Australian operations and the amortization of interest associated with warrants issued on notes payable. The Company's net loss for 1996 was approximately $6.3 million. The main reason for the improvement of approximately $8.4 million was the sale of Australia to Brinker of the Chili's concept for a net gain of $1.5 million, the merger of Restaurant House with Celebrated for a net gain of $3.4 million and improved sales of approximately $2 million.

The following table sets forth expenses as a percentage of total revenue for the period ended December 28, 1997 and for the period ended December 29, 1996.

                                                1997                             1996
                                                                Consolidated  Consolidated
                                    UK      Australia     Parent   Total         Total
Revenues                             100%           100%           100%           100%

Costs and Expenses
   Food & Beverage                    32%            31%            32%           (32%)
   Restaurant Labor                   19%            28%            24%           (26%)
   Restaurant Expense                 12%            13%            12%           (15%)
   Royalties                           2%             2%             2%            (2%)
   Fixed Restaurant Expense           11%            21%            16%           (27%)
                                     ----           ----           ----           ----
Total Costs and Expenses              76%            95%            86%          (102%)

Gross Margin (Loss)                   27%             5%            14%            (2%)

General & Administrative              23%            10%            16%           (29%)
Depreciation/Amortization              7%             6%             6%           (11%)
Closing Costs of Restaurant           --             --             --            (23%)
                                     ----           ----           ----           ----
Operating Loss                        (6%)          (12%)           (8%)          (63%)
Other Income (Expense)                (2%)           (1%)           (2%)            4%
                                     ----           ----           ----           ----

Net Income Before Sale
Of Subsidiary/(Loss)                  (8%)          (13%)          (10%)          (67%)


Comparison of the Fifty-Two Week Period Ended December 28, 1997 and December 29, 1996.

                                     Australia       United Kingdom               Total
         Revenues                   $6,008,975         $5,102,299               $11,111,274
         Operating Income/(Loss)      (700,380)          (312,147)               (1,012,527)

United Kingdom

Revenues
Revenues for the two restaurants as of December 8, 1997 totaled $5.1 million as compared to $4.1 million in 1996. The significant increase in revenue of approximately $1 million was principally related to operational improvements in the restaurants. During 1997, the Company emphasized adherence to Brinker standards and procedures, training, customer awareness and implemented a market plan focusing on food shots to create brand identity of Chili's Texas Grill & Bar. All of the changes, in complement with a new menu rollout, resulted in an increase in average weekly sales for 1997 of approximately 40%.

Cost and Expenses

Restaurant cost of food, labor, variable and fixed expenses totaled $4.2 million for the period ended December 28, 1997. This is a decrease of $0.7 million for the year ended December 29, 1996. The decrease was principally related to operational improvements and to less number of store operating weeks in 1997 versus 1996 (104 versus 128). Food costs as a percentage of revenue fell from 35% in 1996 to 32% in 1997 as the Company improved purchasing power through economics of scale and sourcing more products locally. Labor costs as a percentage of revenue fell from 27% to 19% in 1997 as the Company reduced restaurant staff after store grand openings, and implemented programs to improve staff training and work productivity. Restaurant expense and fixed costs as a percentage of revenue decreased in 1997 to 23% from 55% in 1996. This decrease in the percentage was principally related to high fixed expenses associated with the central London restaurant in comparison to the revenues generated.

General and Administrative Expense

The total cost of general and administrative expenses for the fifty-two weeks ended December 28, 1997 were $1.1 million or 23% of revenues. General and administrative costs in 1996 were $1.1 million or 27% of revenues. The administrative costs to run the two restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom. In 1997, significant costs were incurred to develop the brand, hire and train personnel.

Closing Costs for Restaurant

The Company closed one restaurant in Central London in December 1996. The costs incurred to close the restaurant in addition to the write off of leasehold improvements, inventories, pre-opening costs and equipment total $2,198,451 or 53% of the total U.K. sales revenues in 1996.

Merger with Celebrated

The Company's basis in Restaurant house at December 15, 1997 was $1,996,270. The value of the shares in Celebrated were $5,375,790. Therefore, the gain of $3,379,250 was realized on this transaction.

Australia

Revenues

Total revenues for the fifty-two weeks ended December 28, 1997 were $6.0 million versus $5.3 million for the same period last year. The increase in revenues of approximately $700,000 was attributed to more restaurant trading weeks (150 in 1996 versus 139 in 1996) and an increase in same store sales of 5% over the previous year. Sales trends improved in 1997 through a combination of new
customer  trial,  repeat  business,   and  effective  sales  building  marketing
programs.

Cost and Expense

For the fifty-two weeks ended December 28, 1997, the total cost of food, labor, variable and fixed restaurant expenses were $4.7 million. The cost of food sales as a percentage of revenue was 31% during the year as compared to 30% in 1996. The cost of sales percentage slightly increased during 1997 as the Company experienced price increases on key products and certain inefficiencies in the restaurants. Labor costs as a percentage of revenue were 28% during 1997 versus 26% in 1996. Labor costs as a percentage of revenue were increased during 1997 as a result of sales building efforts after the store openings and certain inefficiencies in the restaurants. Other restaurant variable and fixed costs were 34% of revenue.

Other variable and fixed costs were higher in 1997 as a result of opening a third restaurant which increased the fixed costs.

General and Administrative Expenses

The total cost of general and administrative expenses for the fifty-two weeks ended December 28, 1997 were approximately $600,000 or 10% of revenue. The administrative costs to run the three restaurants were higher in 1997 in an effort to achieve overall profitability in Australia. In 1996, the most costs were incurred to develop the brand in Australia and integrate the business into the structure of the parent company.

Sale of Assets in Australia

The Company sold the assets of Chili's Texas Grill and the Chili's concept development rights in Australia and New Zealand to Brinker International for $2.68 million. The net value of the assets were $1,189,984. Therefore, the Company realized a gain of $1,490,016.

Liquidity and Capital Resources

As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but will continue to have expenses and reflect the equity portion of the earnings of Celebrated. The Company has reduced its administrative expenses through the transfer of the CFO to the Celebrated Group, and currently, has an administrative headcount of two.

The Company anticipates its cash requirements to be approximately $700,000. In the short-term, the Company will rely on short-term advances from a related party to finance the requirements. The Company is investigating alternative sources of capital whether it is bank financing or another equity transaction.


The Company

The Company's negative working capital as of December 28, 1997 was approximately $168,000 as compared to negative working capital of $3.1 million on December 29, 1996. Total current assets were $368,454 on December 28, 1997 and $1.5 million on December 29, 1996. Current liabilities decreased by $4.1 million in 1997 to $537,130 from $4.6 million in 1996. The primary decrease in current assets and liabilities was attributed to the merger of the UK operations into Celebrated and the sale of the Australian operations.

         The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                           December 30, 1996    January 1, 1996
                                                to                      to
                                           December 28, 1997   December 29, 1996
                                               In Thousands       In Thousands
Net cash (used) in operating activities        $ (1,709)            $ (1,573)
Cash (used) in investing                         (21)                 (4,804)
Cash provided by financing                        1,414                5,289

During the fiscal year ended December 28, 1997, the Company used approximately $1.7 million for operating activities. The Company had a net gain of approximately $2.1 million which was reduced by non-cash adjustments of $3.6 million. Accounts receivable decreased by approximately $20,000, inventories decreased by $23,000 and an increase of prepaid expenses of $6,000. The accounts payables, accrued liabilities, and other payables decreased by approximately $185,000.

Cash used in investing activities of approximately $21,000 is primarily attributed to furniture and fixtures for the new restaurants in Australia.

Cash provided by financing activities for the year was approximately $1.4 million which includes the net proceeds from the sale of the assets in Australia of approximately $2.65 million. Advances from a related party were $265,000 with repayments of approximately $1,507,000. The repayment terms on the intercompany advances have been extended to January 1999.

The Company has a lease for its U.S. corporate office which is renewable annually.

To finance the construction and opening of the second and third restaurants in the U.K., the Company obtained debt financing and financing from a related party. The Company has signed a Fixed Rate Loan Agreement for 650,000 British Pounds (approximately $1 million) with the National Westminster Bank PLC. The terms of the loan were for seven years at an interest rate of the U.K. base rate plus three percent. The Company transferred the liability to Celebrated as part of the merger agreement.

The Company secured a short-term loan of $1.6 million from Brinker in February 1997. The interest rate was 8% and the monies were to be repaid either in August 1997 or March 1998. The Company repaid the debt to Brinker in December 1997 from the proceeds from the sale of the Australian operation.

In Australia, Brinker has assumed obligation for the existing leases and Company commitments on new restaurants sites. The Company's only obligation in Australia is to pay the trade payables prior to December 19, 1997 and the professional fees associated with the sale of the business.

The Company converted $1,450,000 of long term debt to convertible preferred shares. The Company's Board of Directors approved these agreements.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount and the rescheduling of payment terms on the advances from Woodland Limited Partnership. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short term. The Company does not anticipate that Celebrated will pay dividends in 1998. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of it the Company is unable to raise more funds, the Company will reduce its holdings in Celebrated.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

Colin Halpern, age 61, has served as Chairman of the Board since June 1994, and served as President of the Company from June 1994 until August 1996 and again from May 1997 to present. He serves as Chairman of the Board of International Franchise Systems, Inc., as position he has held since December 1993. He served as President of International Franchise Systems, Inc. from December 1993 until May 1996. He also currently serves as President, Secretary, Treasurer and Director of Crescent Capital, Director of Celebrated Group Plc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

In June 1991, the SEC sought and received, and NPS Technologies Group, Inc. ("NPS") consented to the entering of, an order against NPS and its officers and employees that required NPS to file certain periodic reports with the SEC that had not been timely filed and permanently restrained and enjoined NPS and such officers and employees from failing to file in proper form with the SEC accurate and complete reports required to be filed by NPS pursuant to the rules and regulations of the SEC. Mr. Colin Halpern is the President and Director of NPS, which is currently inactive. Since June 1991, certain of NPS' reports have not been timely filed by NPS and other reports have not been filed in proper form. The SEC has taken no further action against NPS or any of its officers and employees.

H. Michael Bush, age 43, has served as Chief Financial Officer and Secretary since joining the Company in November 1995. Mr. Bush also serves as Chief Financial Officer and Secretary of International Franchise Systems, Inc., the UK licensee of Domino's Pizza. Since May 1996, Bush has served as Acting President of International Franchise Systems, Inc. In addition, Mr. Bush is currently serving as Chief Executive Officer of the Celebrated Group Plc, the company that merged with Red Hot Concepts, Inc. in December 1997. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Accounting Manager and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked at Unisys. Mr. Bush is a certified public accountant.

Robert Pace Flack, age 60, has served as a director of the Company since December 1995. Since December 1995, he has served as Chief Executive Officer, President and Director of Kona Restaurant Group, Inc. He is also currently serving as a management consultant for business development and for the food service industry as a director of Business Development Services, a private company. From June 1989 to December 1994, Mr. Flack has held several positions and most recently served as the President and Chief Executive Officer of Sonic Industries, a NASDAQ listed, fast food service, drive-in restaurant chain with over 1,300 outlets, 90% of which are franchised. He has served in senior management positions with several restaurant companies including El Chico Corporation (NASDAQ), Pizza Inn, Inc. (AMEX) and Village Kitchen Foods, Inc. Mr. Flack is a member of the National Restaurant Association and the International Franchise Association. Mr. Flack is also a director of International Franchise Systems, Inc. and of Lincoln National Bank, Oklahoma.

Aaron L. Lebedow, age 62, has served as a director of the Company since January 1998. Mr. Lebedow is founder and President of Global MarkeTactics, a market planning consulting firm, and a position he has held since 1994. From 1966 to 1993, Mr. Lebedow served as Chairman and co-founder of Technomic Consultants International, a strategic marketing consulting firm with offices globally. Mr. Lebedow serves as a director for the Council of Jewish Elderly, a position he has held since 1987.


Item 10.  Executive and Director Compensation

Summary Compensation Table

      The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended December 28, 1997 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                           Long-Term Compensation
                            Annual Compensation                 Awards
                                                        Other      Restricted   Securities
Name and                          Salary                Annual       Stock      Underlying    All Other
Principal                      Compensation   Bonus  Compensation   Award (s)    Options    Compensation
Position                 Year       ($)       ($)(1)    ($)(2)        ($)           (#)          ($)
Colin Halpern            1997(3)   72,000    10,000     27,238         0          3,332           0
President(3)             1996      72,000         0     15,840         0          1,666           0
                         1995      72,000         0     60,156         0              0           0

H. Michael Bush          1997      66,667    10,000          0         0              0           0
Chief Financial Officer, 1996      50,000    10,000          0         0         30,000           0
Secretary

(1) Represents amounts paid under the Company bonus plan.

(2) For 1997, Colin Halpern's compensation includes $18,322 car allowance and $8916 for insurance and for 1996 includes $15,840 car allowance and $7,443 for insurance and for 1995 includes $15,840 car allowance, $7443 for insurance, and $32,760 for housing allowance. Where no amount is given, the dollar value of perquisites paid to the named executive officer does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Colin Halpern has served as President since May 1997.

The  following  tables  set  forth,  as  to  the  executive  officers,   certain
information relating to options for the purchase of Common Stock granted and exercised during fiscal year 1997 and held at the end of fiscal year 1997.

                        Option Grants in Last Fiscal Year

                                Individual Grants

            Name                Options      % of Total Options Granted    Exercise or     Expiration Date
                                Granted      to Employees in Fiscal Year   Base Price(1)
                                 (#)(1)
Colin Halpern                   1,666(2)                 1%                    $8.25          01/01/07
                                1,666(2)                 1%                   $3.9375         04/01/07

(1) Reflects three-for-one reverse split, which occurred on November 28, 1997.

(2) Represents options granted under the Company's 1996 Non-Employee Director Plan. Mr. Colin Halpern was not an executive officer of the Company at the time of grant. Such options are exercisable after the first anniversary of the grant until ten years from the date of grant.

                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

                                              # of Securities     # of securities       Value of           Value of
                                                 Underlying          underlying        unexercised       unexercised
                                                Unexercised         unexercised       in-the-money       in-the-money
                  Shares          Value          Options at         options at          option at         option at
                acquired on      Realized          FY-End             FY-End           FY-End (1)         FY-End (1)
    Name        exercise (#)        ($)          Exercisable       Unexercisable       Exercisable       Unexercisable
    ----        ------------        ---          -----------       -------------       -----------       -------------
Colin Halpern        0               0              1,666               3,332              $ --              $ --
H. Michael Bush      0               0              9,999              20,001              $ --              $ --

(1) Represents the difference between the option exercise price and the closing market price for the Company's Common Stock on December 31, 1997 ($1.50).

Director Compensation

Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors receive an annual fee of $5,000 and a fee of $1,000 for each board, committee, and shareholder meeting attended. During fiscal year 1997, non-employee directors participated in the 1996 Non-Employee Directors Stock Option Plan (See Note 16A of Notes to Financial Statements), which plan was adopted by the shareholders at the 1997 annual meeting of shareholders. During fiscal year 1997, Mr. Melvin Lazar was granted options to acquire 6,664 shares of common stock (reflecting the November 28, 1997 three-for-one reverse stock split) at an exercise price of $8.25, $3.9375, $1.50 and $4.03 (1,666 shares at each price) under the plan. These options have expired. In addition, Mr. Franklin Abelman was granted options to acquire 3,332 shares of common stock at an exercise price of $8.25 and $3.9375 (1,666 shares at each price) under the plan. These options have also expired.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of April 1, 1998 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On April 1, 1998, there were 3,420,725 shares of the Company's Common Stock and options outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                  Amount and Nature of                          Percentage of
 Beneficial Owner                      Beneficial Ownership                             Class
Woodland Limited Partnership(1)             1,245,833                                   36%
1301 K Street, NW, Suite 1100
Washington, DC 20005

Colin Halpern                                  3,332(2)                                    *

Robert P. Flack                                1,666(2)                                    *

Aaron L. Lebedow                                -0-                                        *

All directors and officers
as a group (3 persons)                         14,997(2)                                   *

*  Less than 1%

(1) From December 1993, Woodland Limited Partnership, a limited partnership of which Woodland Group is the General Partner, owns approximately 36% of Red Hot Concepts issued and outstanding shares of Common Stock. Woodland Group is owned one-third by Mr. Jay Halpern, one-third by Ms. Nancy Gillon and one-third by Mrs. Gail Halpern. Gail Halpern is the wife of Colin Halpern. Jay Halpern and Nancy Gillon are the children of Gail and Colin Halpern. By reason of their indirect ownership of approximately 100% of the outstanding stock of Woodland, Mr. Jay Halpern, Ms. Gillon and Mrs. Halpern may be deemed to have a beneficial interest in the shares owned by Woodland Limited Partnership. Messrs. Halpern, Ms. Gillon and Mrs. Halpern disclaim beneficial ownership of such securities.

(2) Represents options to purchase shares of Common Stock exercisable within 60 days of April 1, 1998.



Item 12.  Certain Relationships and Related Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 28, 1997, the balance due to Woodland for funds advanced to the Company was $1,011,317 which includes accrued interest payable of $230,065. This note is due in June 1998. During 1997, funds were advanced for $265,184 and repayments of $1,506,815 were made to Woodland.

In June 1996, as partial consideration for the conversion of short-term advances to a note payable loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 166,667 shares of the Company's common stock at $7.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $30 for 10 consecutive trading days ending within five days of the notice of redemption. In December 1996, Woodland agreed to extend the note due until June 1998 and the shares of the Company's common stock at $5.25 per share for a term expiring December 31, 1999. As of December 29, 1996, the note was recorded net of the fair value of these stock warrants at $694,556 [See Note 6]. Interest expense amortized on purchase warrants for the 52 week period ended December 28, 1997 is $130,000. The warrants were cancelled with conversion of the notes to equity.

In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 100,000 shares of $1.00 par value Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value Series A convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

On September 25, 1997, Woodland agreed to convert an additional $700,000 of notes payable into 350,000 $2.00 par value Series B non-convertible preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the sale voting rights as the common shares. The warrants issued in connection with notes payable were valued at $145,522 and was accounted for as a discount to the notes payable to Woodland. At December 28, 1997, the Company amortized $116,000 as interest expense.

At December 28, 1997, dividends in arrears on the Series B non-convertible preferred stock amounted to $58,000 or $.08 per share.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. At December 31, 1995, IFS had advanced funds to the Company in the amount of $183,635. During 1996, the entire amount was repaid. IFS charges a management fee to the Company for administration services. For the years ended December 28, 1997 and December 29,1996, this management fee was $45,000 and $25,000, respectively, and those amounts were charged to operations. IFS and one of its wholly-owned subsidiaries sublease a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. During the fifty-two week period ended December 31, 1995, IFS transferred motor vehicles under capital lease at the remaining net lease value to the Company. These motor vehicles were returned to the leasing company upon cancellation of the lease and the related asset and liability were written off during 1996.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. During 1996, the total amount advanced to Mr. Halpern was $15,148 with repayments of $35,000. At December 28, 1997, the total amount due to the Company is $31,149. This amount is being offset through reimbursements due to Mr. Halpern.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 28, 1997 was $20,000. At December 28, 1997 there was a balance of $115,000 due and owing by the Company to this firm.

The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. The charge for his services was $130,000 and is allocated between the two companies.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         1(A)(2)             Underwriting Agreement

          (B)(1)             Form of Selected Dealers Agreement

          (C)(2)             Warrant Agreement

         3(A)(2)             Certificate of Incorporation

          (C)(2)             Bylaws of Registrant

         4(A)(3)             Form of Common Stock Certificate

          (B)(3)             Class B Common Stock Purchase Warrant
                             Specimens

         10(A)(2) Development Agreement dated July 15, 1994 between Brinker International, Inc. and Restaurant
                             House Limited

         10(A)(i)(4)         License Agreement dated January 27, 1995 between
                             Brinker International, Inc. and Restaurant House
                             Limited

         10(A)(ii)(4)        Letter Agreement dated January 9, 1995 by
                             Brinker International, Inc.

           (B)(2)            Employment Agreement between Registrant and
                             Colin Halpern

           (C)(2)            Unit Purchase Option

           (D)(2) Escrow Agreement among the Company, the Underwriter, Jersey Transfer and Trust Co., and United Jersey Bank

           (E)(4)(**)        Form of Incentive Stock Option Plan

         21(2)               Subsidiaries of the Registrant

         10(F)(5) Development Agreement between Brinker International, Inc. and Red Hot Concepts-Pacific, Inc. dated November 8, 1995

         10(G)(5)            Share Sale Agreement between Red Hot
                             Concepts-Pacific, Inc. and Brinker Australia, Inc. dated November 8, 1995

         11(**)              1996 Non-Employee Directors Stock Option Plan

         10(H)(6) Merger Agreement between Celebrated Group Plc and Red Hot Concepts, Inc. dated December 16, 1997

         10(I)(6)            Sale Agreement between Brinker International, Inc.
                             and Red Hot Concepts, Inc. dated December 19, 1997

---------------------

         (**) Denotes Compensatory Plans

1 Incorporated by reference, filed as an exhibit to Registrant's Post-Effective Amendment No. 1 to SB-2 filed with the Securities and Exchange Commission on November 8, 1994.
2 Incorporated by reference, filed as an exhibit to Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 8, 1994.
3 Incorporated by reference, filed as an exhibit to Registrant's Pre-Effective Amendment No. 1 to SB-2, filed with the Securities and Exchange Commission on November 8, 1994.
4 Incorporated by reference previously filed as an exhibit to Registrant's Pre-Effective Amendment No. 2 to SB-2 filed with the Securities and Exchange Commission on November 8, 1994.
5 Incorporated by reference filed as Exhibit to Registrant's 8-K, filed with the Securities and Exchange Commission on November 28, 1995.
6 Incorporated by reference filed as Exhibit to Registrant's 8-K, filed with the Securities and Exchange Commission on December 19, 1997

          (f)  Reports on Form 8-K

                     March 26, 1997         Extension of Class A Common Stock
                                            Purchase Warrant

                     May 13, 1997           Naming New President

                     August 27, 1997        Letter of Intent to Merge with
                                            Celebrated Group Plc

                     October 28, 1997       Continued Listing on Nasdaq SmallCap
                                            Market

                     November 28, 1997      Reverse Split of Common Stock

                     December 19, 1997      Merger with Celebrated Group Plc and
                                            Sale of Australian Subsidiary to
                                            Brinker International, Inc.

                     December 30, 1997      Amendment to December 19, 1997 8-K

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RED HOT CONCEPTS, INC.



                                       By:/s/Colin Halpern
                                          Colin Halpern, President

                                       Date: June 1, 1998


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Colin Halpern               President and Director              June 1, 1998
Colin Halpern                  (Chief Executive Officer)


/s/H. Michael Bush             Chief Financial Officer             June 1, 1998
H. Michael Bush                and Secretary (Principal
                               Financial and Accounting
                               Officer


/s/Robert Pace Flack           Director                            June 1, 1998
Robert Pace Flack

/s/Aaron L. Lebedow            Director                            June 1, 1998
Aaron L. Lebedow

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS



                                                                           Page

Independent Auditor's Report............................................    F-1

Consolidated Balance Sheet as of December 28, 1997...................... F-2.F-3

Consolidated Statements of Operations for the fifty-two weeks ended
December 28, 1997 and December 29, 1996.................................    F-4

Consolidated Statements of Stockholders' Equity for the period December 30, 1996
to December 28, 1997....................................................    F-5

Consolidated Statements of Cash Flows for the fifty-two weeks ended
December 28, 1997 and December 29, 1996................................. F-6.F-7

Notes to Consolidated Financial Statements..............................F-8.F-21



                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


                  We have audited the accompanying consolidated balance sheet of Red Hot Concepts, Inc. and its subsidiaries as of December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two week periods ended December 28, 1997 and December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 28, 1997, and the consolidated results of their operations and their cash flows for each of the fifty-two week periods ended December 28, 1997 and December 29, 1996, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have utilized $1,709,064 in cash for operations; and have a working capital deficit of $168,676 that raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      MOORE STEPHENS, P. C.
                                      Certified Public Accountants.

Cranford, New Jersey
May 22, 1998

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 28, 1997.



Assets:
Current Assets:
   Cash                                    $109,255
   Restricted Cash                          210,390
   Due from Celebrated Group                 11,596
   Prepaid Expenses                          24,213
   Accrued Interest Receivable               13,000
                                         ----------

   Total Current Assets                     368,454
                                         ----------

Property and Equipment:
   Furniture and Fixtures                    10,861
   Less: Accumulated Depreciation             4,640
                                         ----------

   Property and Equipment - Net               6,221
                                         ----------

Other Assets:
   Officer Loan Receivable                   31,149
   Investment in Celebrated Group         5,375,790
                                         ----------

   Total Other Assets                     5,406,939
                                         ----------

   Total Assets                          $5,781,614
                                         ==========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 28, 1997.

Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                                                  $537,130
                                                                                       -----------

Long-Term Liabilities:
   Accrued Interest Payable - Related Party                                                230,065
   Due to Related Party                                                                    781,253
                                                                                       -----------

   Total Long-Term Liabilities                                                           1,011,318
                                                                                       -----------

Commitments and Contingencies [16]                                                              --
                                                                                       -----------

Stockholders' Equity:
   Series A Convertible Preferred Stock, $1.00 Par Value, 100,000 Shares
     Authorized, No Shares Issued and Outstanding                                               --

   Series B Non-Convertible 8% Preferred Stock, $2.00 Par Value, 725,000 Shares
     Authorized, Issued and Outstanding                                                  1,450,000

   Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                                                34,207

   Additional Paid-in Capital                                                            8,443,416

   Accumulated Deficit                                                                  (5,571,262)

   Cumulative Foreign Currency Translation Adjustment                                     (123,195)
                                                                                       -----------

   Total Stockholders' Equity                                                            4,233,166
                                                                                       -----------

   Total Liabilities and Stockholders' Equity                                           $5,781,614
                                                                                       ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Fifty-Two Weeks Ended
                                                           December 28,         December 29,
                                                             1 9 9 7              1 9 9 6
Revenues                                                   $11,111,274           $9,438,739
                                                          ------------         ------------

Cost of Revenues:
   Cost of Revenues                                          3,517,890            3,045,621
   Restaurant Expense                                        6,044,690            6,543,898
                                                          ------------         ------------

   Total Cost of Revenues                                    9,562,580            9,589,519
                                                          ------------         ------------

   Gross Margin [Loss]                                       1,548,694             (150,780)

Closure of Restaurant                                               --            2,198,452

General and Administrative Expenses                          2,966,720            2,778,986

Depreciation and Amortization                                  777,833              805,279
                                                          ------------         ------------

   Operating Loss                                           (2,195,859)          (5,933,497)
                                                          ------------         ------------

Minority Interest in Net Income of Subsidiary                       --                 (634)
                                                          ------------         ------------

Other Income [Expense]:
   Other Income                                                 15,383                   --
   Interest Income                                              46,052               23,627
   Interest Expense - Related Party                           (613,219)            (220,103)
   Interest Expense                                                 --             (164,222)
   Gain on Merger of UK Subsidiary into Celebrated           3,379,520                   --
   Gain on Sale of Rights in Chili's Restaurants             1,490,016                   --
                                                          ------------         ------------

   Other Income [Expense] - Net                              4,317,752             (360,698)
                                                          ------------         ------------

   Income [Loss] Before Income Tax Expense                   2,121,893           (6,294,829)

Federal and State Income Tax Expense                                --                   --
                                                          ------------         ------------

   Net Income [Loss]                                         2,121,893           (6,294,829)

Preferred Stock Dividends                                      (58,000)                  --
                                                          ------------         ------------

   Net Income [Loss] Available to Stockholders              $2,063,893          $(6,294,829)
                                                          ============         ============

Net Income [Loss] Per Common Share:
   Basic                                                          $.58               $(2.72)
                                                          ============         ============
   Diluted                                                        $.58               $(2.72)
                                                          ============         ============

   Weighted Average Number of Shares Outstanding             3,585,713            2,309,976

Dilutive Potential Common Shares                                    --                   --
                                                          ------------         ------------

   Adjusted Weighted Average Common Shares                   3,585,713            2,309,976
                                                          ============         ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                            Cumulative
                                                                   Series B Non-Convertible                  Foreign
                                   Common Stock [11E]    Additional       Preferred Stock                    Currency     Total
                                  Number of               Paid-in       Number of              Accumulated Translation Stockholders'
                                    Shares     Amount     Capital        Shares      Amount     [Deficit]   Adjustment   Equity
  Balance - December 31, 1995      1,587,449   $15,874   $4,781,451          --  $        --   $(1,398,326)   $(14,416)  $3,384,583

Additional Offering Costs [11B]           --        --      (55,000)         --           --            --          --      (55,000)
Issuance of Common Stock [Net
  of $103,252 of Expenses] [11C]   1,500,000    15,000    2,581,748          --           --            --          --    2,596,748
Funds Received in 1996 for
  533,333 Shares
  of Common Stock to be Issued in
  1997 [11C]                              --        --      800,000          --           --            --          --      800,000
Fair Value of Stock Purchase
  Warrants [9]                            --        --      840,078          --           --            --          --      840,078
Issuance of Common Stock of
  Subsidiary for Lease
  Guaranty [12]                           --        --       (2,488)         --           --            --          --       (2,488)
Net Loss for the fifty-two week
  period ended December 29, 1996          --        --           --          --           --    (6,294,829)         --   (6,294,829)
Foreign Currency Translation
  Adjustment                              --        --           --          --           --            --     (42,754)     (42,754)
                                   ---------   -------   ----------     -------   ----------   -----------   ---------   ----------

  Balance - December 29, 1996      3,087,449    30,874    8,945,789          --           --    (7,693,155)    (57,170)   1,226,338

Issuances of Common Stock [11C]      333,333     3,333       (3,333)         --           --            --          --           --
Convertible Debt to Preferred
  Stock [11D]                             --        --           --     725,000    1,450,000            --          --    1,450,000
Adjustment for Unamortized Value of
  Warrants Cancelled [9]                  --        --     (499,040)         --           --            --          --     (499,040)
Net Income [Loss] for the
  fifty-two week
  period ended December 28, 1997          --        --           --          --           --     2,121,893          --    2,121,893
Foreign Currency Translation
  Adjustment                              --        --           --          --           --            --     (66,025)     (66,025)
                                   ---------   -------   ----------     -------   ----------   -----------   ---------   ----------

  Balance - December 28, 1997      3,420,782   $34,207   $8,443,416     725,000   $1,450,000   $(5,571,262)  $(123,195)  $4,233,166
                                   =========   =======   ==========     =======   ==========   ===========   =========   ==========

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Fifty-Two Weeks Ended
                                                                             December 28,       December 29,
                                                                               1 9 9 7            1 9 9 6
Operating Activities:
   Net Income [Loss]                                                         $2,121,893         $(6,294,829)
                                                                            -----------         -----------
   Adjustments to Reconcile Net Income [Loss] to Net
   Cash [Used for] Provided by
     Operating Activities:
     Depreciation and Amortization                                              777,833             805,287
     Loss on Sale of Fixed Assets                                                 6,295                  --
     Loss on Writeoff of Intangible Assets                                       78,515                  --
     Offset of Officer Loan Receivable Against Consulting Agreement              78,398                  --
     Writeoff of Leased Asset Upon Lease Cancellation                                --              41,251
     Writeoff of Restaurant Closure                                                  --           2,198,452
     Minority Interest in Net Income of Subsidiary                                   --                 634
     Amortization of Warrant Cost                                               246,000              95,038
     Gain on Sale of Assets of CTG and Rights in Chili's Restaurants         (1,490,016)                 --
     Gain on Merger of UK Subsidiary into Celebrated                         (3,379,520)                 --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                       19,740             165,802
       Inventories                                                               23,425             (79,656)
       Prepaid Expenses and Other Current Assets                                 (6,552)           (464,354)

     Increase [Decrease] in:
       Accounts Payable                                                        (282,959)          2,258,125
       Accrued Expenses                                                         105,000            (261,418)
       Other Payables and Accrued Interest                                       (7,116)            (37,139)
                                                                            -----------         -----------

     Total Adjustments                                                       (3,830,957)          4,722,022
                                                                            -----------         -----------

   Net Cash - Operating Activities                                           (1,709,064)         (1,572,807)
                                                                            -----------         -----------

Investing Activities:
   Purchase of Furniture and Fixtures                                           (20,965)         (4,057,257)
   Purchase of Intangible Capital Assets                                             --            (664,113)
   Advances to Officers                                                              --            (118,162)
   Payment by Officers                                                               --              35,000
                                                                            -----------         -----------

   Net Cash - Investing Activities                                              (20,965)         (4,804,532)
                                                                            -----------         -----------

Financing Activities:
   Proceeds from Sale of Common Stock                                                --           3,396,748
   Payment of Offering Costs                                                         --             (55,000)
   Advances from Related Parties                                                965,184           2,861,000
   Payments to Related Parties                                                 (859,715)         (1,608,753)
   Capital Lease Payments                                                            --             (42,251)
   Loan Proceeds                                                                     --           1,000,000
   Repayment of Loan                                                         (1,347,100)           (262,949)
   Net Proceeds from Sale of Assets of CTG and
     Rights in Chili's Restaurants                                            2,655,141                  --
                                                                            -----------         -----------

   Net Cash - Financing Activities                                            1,413,510           5,288,795
                                                                            -----------         -----------

Effect of Exchange Rate Changes on Cash                                        (108,374)            (32,280)
                                                                            -----------         -----------

   Net [Decrease] in Cash - Forward                                           $(424,893)        $(1,120,824)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Fifty-Two Weeks Ended
                                                                                 December 28,       December 29,
                                                                                   1 9 9 7            1 9 9 6
   Net [Decrease] in Cash - Forwarded                                             $(424,893)        $(1,120,824)

Cash - Beginning of Periods                                                         534,148           1,654,969
                                                                                -----------         -----------

   Cash - End of Periods                                                           $109,255            $534,145
                                                                                ===========         ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                      $613,219             $64,103
     Income Taxes                                                               $        --         $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Note Payable Issued in Connection with the UK Development
     Agreement                                                                  $        --            $220,000

   Deferred Lease Guarantee of Subsidiary                                       $        --            $497,181

   Liability for Guarantee Agreement                                            $        --           $(497,180)

   Minority Share of Stock Issuance of Subsidiary                               $        --                 $(1)

   Conversion of Related Party Debt to Preferred Stock                           $1,450,000         $        --

   Cancellation of Warrants                                                        $499,040         $        --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Organization and Nature of Business

Corporate Structure - Red Hot Concepts, Inc. ["Red Hot"] was incorporated in Delaware on June 14, 1994. Its principal offices are located in Bethesda, Maryland. Until December 15, 1997, Red Hot owned 100% of the stock of Restaurant House Limited ["Restaurant House"], a United Kingdom corporation headquartered in Milton Keynes, England. On December 15, 1997, Red Hot exchanged its shares in Restaurant House for shares in Celebrated Group Plc ["Celebrated"], a publicly traded company in the United Kingdom ["UK"] [See Note 19].

Red Hot Concepts - Pacific, Inc., ["Red Hot Pacific"] a Delaware corporation, was formed in September 1995 and is owned 95% by Red Hot. In November 1995, Red Hot Pacific acquired all of the stock of Chili's Texas Grill Pty Ltd. ["CTG"], an Australian company. On December 19, 1997, Red Hot Pacific sold the assets of CTG and the Chili's Concept Australia and New Zealand development rights to Brinker International, Inc. ["Brinker"] [See Note 18].

Description and Nature of Business - The Company had the exclusive right to own and operate Chili's Grill and Bar restaurants ["Chili's Restaurants"] pursuant to development and license agreements, in the UK, Australia and New Zealand. On December 15 and December 19, 1997, Red Hot sold the exclusive rights for the UK and Australia/New Zealand restaurants, respectively. As a result, the Company is a holding company, the sole operation of which consists of its ownership of Celebrated recorded under the equity method. Celebrated was initially formed to develop and operate mid-priced hotels. Celebrated has expanded its business operations to include several restaurants chains operating throughout Great Britain. Celebrated is a public company, 45.6% of which is owned by the Company and 54.5% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange. Celebrated owns the exclusive rights for Chili's Restaurants in the UK, along with other concepts.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Red Hot and its wholly-owned and majority-owned subsidiaries until the date of divestiture. All significant intercompany accounts and transactions have been eliminated. The Company has used the equity method to account for the holdings in Celebrated. The Company has an option to acquire more than 50% of the outstanding shares of Celebrated. If exercised, the Company will report on a consolidated basis.

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements were amortized over the lesser of the useful life of the improvements or the lease term, which averaged 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 28, 1997 and December 29, 1996 was $529,850 and $428,270, respectively.

Development and License Agreements - Development and license agreements were stated at cost which included the purchase price and related costs, primarily professional fees. The exclusive development rights under the development agreements were amortized by the straight-line method over the 10-year term of the development agreements. The cost of the license agreement for each restaurant was amortized by the straight-line method over the 20-year term of the license.

Restaurant Development and Start-Up Costs - Restaurant development costs relating to the design and construction of the restaurants are stated at cost. Upon the restaurants' opening, these costs are classified as property and equipment and amortized over their useful life, which averages 20 years. Start-up costs related to hiring, training and other direct costs were stated at cost and amortized over the first twenty-four months of restaurant operations.

Deferred Lease Guaranty - The Company had entered into an agreement to have guaranteed, under certain circumstances, a minimum of 5 and up to 12 of its operating leases for properties. These guarantees were to be amortized over 5 years under the straight-line method [See Note 16C]. This agreement was terminated upon the sale of CTG and the Chili's Concept Australia/New Zealand development rights.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition - The Company recognizes revenue at the point of sale to the customer.

Advertising and Promotion Expense - In accordance with development and license agreements [See Notes 15A and 15B], the Company is required to spend a minimum of 1/2 of 1% of the prior year's average annual gross receipts on advertising and promotion. Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the fifty-two week periods ended December 28, 1997 and December 29, 1996 were $472,786 and $581,943, respectively.

Earnings [Loss] Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 28, 1997, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for three reverse stock split in November of 1997.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Potential common shares of 1,070,018 are not currently dilutive, but may be in the future.

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

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. As of December 29, 1997, management expects these assets to be fully recoverable.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3



[2] Summary of Significant Accounting Policies [Continued]

Stock Options Issued to Employees - The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting
Principles Board ["APB"] Opinion No. 25 "Accounting for Stock Issued to Employees" for financial reporting purposes.

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

Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to the December 28, 1997 presentation.

[3] Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Since the Company's operations commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $2,195,859 and $5,933,497 for the fifty-two week periods ended December 28, 1997 and 1996, respectively. The Company had a working capital deficit of $168,676 and an accumulated deficit at December 28, 1997 of $5,571,262. The Company has been funded through December 28, 1997 through loans from related parties and affiliated entities, equity transactions and the sale of operations in Australia and UK.

In December 1997, the Company sold the assets of CTG and the Chili's Concept Australia/New Zealand development rights [See Note 18].

The Company reached agreement in December 1997 with Celebrated to exchange stock in its UK subsidiary for shares of Celebrated. Under the arrangement, Celebrated owns the exclusive development rights to Chili's Grill & Bar in the UK and has the capital obligation to build restaurants consistent with the development schedule. The Company is the single largest shareholder of Celebrated. The Company does not anticipate receiving a dividend distribution in 1998 from Celebrated.

The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate or if the Company is unable to raise more funds through equity or debt financing, the Company will reduce its holdings in Celebrated.

The Company has also taken steps to further reduce its administrative expense for its monthly corporate operating activities. To meet these corporate expenses, the Company intends to seek bank financing and continue with related party advances or seek additional equity financing.

There can be no assurances that management's plans to reduce operating expenses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 28, 1997, the Company had approximately $180,000 on deposit in Australia. Australia does not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits. At December 28, 1997, one letter of credit in the amount of $110,000 had been issued on the Company's behalf and is secured by a cash account, which is reflected as restricted on the balance sheet. At December 28, 1997, there have been no drawings under this letter of credit and there is no outstanding balance due related to it.

[B] Operations in Foreign Countries - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks] any of which could have a significant impact on the Company's operations.

[C] Economic Dependency - Due to the nature of the licenses granted pursuant to the development agreements with Brinker [See Note 16], the success of the Company was in part dependent upon the overall success of Brinker and Chili's Restaurants, including Brinker's financial condition, management and marketing success. As of December 28, 1997, the Company has no outstanding obligations with Brinker, however, the Brinker obligation was transferred to Celebrated which could have a material adverse effect on the Celebrated's financial condition.

[5] Other Assets

Other assets, at December 28, 1997, consists of the following:

                                                                           Accumulated
                                                                          Amortization
                                                                          December 28,
                                                             Cost            1 9 9 7       Adjustments         Net
Deferred Lease Guarantees                               $      497,181  $      49,718  $     (447,463)  $          --
Development and License Agreements                             749,351         95,960        (653,391)             --
Restaurant Development and Start-Up Costs                      984,068        528,281        (455,787)             --
                                                        --------------  -------------  --------------   -------------

   Totals                                               $    2,230,600  $     673,959  $   (1,556,641)  $          --
   ------                                               ==============  =============  ==============   =============

Amortization expense of the deferred lease guarantees for the fifty-two week periods ended December 28, 1997 and December 29, 1996 was $24,859 and $24,859, respectively.

Amortization expense for development and license agreements for the fifty-two week periods ended December 28, 1997 and December 29, 1996 was $16,890 and $58,198, respectively.

Amortization expense of restaurant development and startup costs for the fifty-two week periods ended December 28, 1997 and December 29, 1996 was $206,234 and $293,952, respectively.

The write-off of the above assets during 1997 relate to the sale of the assets in Australia and the stock exchange in the UK [See Notes 14 and 15A]. [6] Debt

United Kingdom - In March 1996, the Company obtained a loan for approximately $1,000,000 to finance the opening of its second restaurant in the UK. On December 15, 1997, the outstanding balance of $674,810 was transferred to Celebrated as of December 15, 1997. Red Hot has no obligation for the repayment of the loan.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[6] Debt [Continued]

United Kingdom [Continued] - As consideration for the UK Development Agreement, the Company agreed to pay Brinker $320,000, of which $100,000 was paid upon execution of the UK Development Agreement [See Note 16A]. The $100,000 is non-refundable. The remaining $220,000 was transferred to Celebrated in December of 1997. Celebrated paid this liability in April of 1998.

Australia - During November 1995, in connection with a share sale agreement between the Company and Brinker Australia, Inc., a wholly-owned subsidiary of Brinker, the Company incurred a note payable obligation of $300,000. Upon execution of the agreement, $100,000 was paid and another $100,000 was also paid in November 1996. The remaining balance of $100,000 was cancelled upon the sale of the Australia/New Zealand development rights to Brinker in December of 1997.

In connection with the guaranty agreement with Brinker [See Note 16C], the Company was required to buy back their subsidiary's shares of stock at the end of the five year term of the agreement for a minimum of $1,000,000 [See Note 16C]. The liability of approximately $500,000 at December 28, 1996 represented the Company's minimum liability for the repurchase of the stock at September 30, 2001 discounted at 15% for five years. This transaction was cancelled upon the sale of the Australia/New Zealand development rights to Brinker.

[7] Leases

Red Hot subleases its U.S. office from a related party for approximately $2,000 a month. The lease expires June 1998. Restaurant House subleased office facilities for approximately $400 a month from a wholly owned subsidiary of a related company. This obligation was transferred to Celebrated as of December 15, 1997.

CTG leased its office facilities for a monthly payment of approximately $2,000 in Australia under a 2 year lease term, expiring September 1998.

The Company had 5 operating leases for restaurant sites ranging from 2 to 25 years. Two of these leases, one with a 5 year term and one with a 11 year term, had renewal options, exercisable at the Company's option, for successive five year terms through 2012. All operating leases have been transferred to either Celebrated or Brinker in December 1997.

Rent expense for the fifty-two week periods ended December 28, 1997 and December 29, 1996 was $932,489 and $959,307, respectively.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable and accounts payable, it was assumed that the carrying amount approximated fair value because of the short maturities of these instruments. The fair value of long-term debt due to a related party of $781,253 is based on current rates at which the Company could borrow funds with similar remaining maturities.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[9] Related Party Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 28, 1997, the balance due to Woodland for funds advanced to the Company was $1,011,317, which includes accrued interest payable of $230,065. This obligation is due in January of 1999 [Note 20B]. During 1997 funds received from the sale of the Australian subsidiary of $2,060,000 were received by the Company and were transferred to Woodland. Woodland returned $1,347,100 to the Company to be utilized for the payment of the outstanding note to Brinker. The balance of $712,900 was treated by the Company as a reduction to the amount owed to Woodland. In addition, approximately $1,000,000 was advanced to the Company by Woodland for working capital purposes.

In June 1996, as partial consideration for the conversion of short-term advances to a note payable loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 166,667 shares of the Company's common stock at $7.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $30 for 10 consecutive trading days ending within five days of the notice of redemption. In December 1996, Woodland agreed to extend the note due until June 1998 and, the Company issued a common stock purchase warrant entitling Woodland to purchase an additional 166,667 shares of the Company's stock at $5.25 per share for a term expiring December 31, 1999. As of December 29, 1996, the note was recorded net of the fair value of these stock warrants at $694,556 [See Note 6]. Interest expense amortized on purchase warrants for the 52 week period ended December 28, 1997 is $130,000. The warrants were cancelled when conversion of the notes to equity.

In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 100,000 shares of $1.00 par value Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value Series A convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

On September 25, 1997, Woodland agreed to convert an additional $700,000 of notes payable into 350,000 $2.00 par value Series B non-convertible preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares. Warrants issued in connection with notes payable were valued at $145,522 and was accounted for as a discount to the notes payable to Woodland. At December 28, 1997, the Company amortized $116,000 as interest expense.

At December 28, 1997 dividends in arrears on the Series B non-convertible preferred stock amounted to $58,000 or $.08 per share.

At December 28, 1997, Woodland owns approximately 36% of the Company's outstanding common stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. At December 31, 1995, IFS had advanced funds to the Company in the amount of $183,635. During 1996, the entire amount was repaid. IFS charges a management fee to the Company for administration services. For the years ended December 28, 1997 and December 29,1996, this management fee was $45,000 and $25,000, respectively, and those amounts were charged to operations. IFS and one of its wholly-owned subsidiaries sublease a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. During the fifty-two week period ended December 31, 1995, IFS transferred motor vehicles under capital lease at the remaining net lease value to the Company. These motor vehicles were returned to the leasing company upon cancellation of the lease and the related asset and liability were written off during 1996.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. During 1996, the total amount advanced to Mr. Halpern was $15,148 with repayments of $35,000. At December 28, 1997, the total amount due to the Company is $31,149. This amount is being offset through reimbursements due to Mr. Halpern.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7


[9] Related Party Transactions [Continued]

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 28, 1997 was $199,575. At December 28, 1997 there was a $115,000 balance due and owing by the Company to this firm.

In September 1996, the Company hired a new President. At that time, he received advances from the Company of $3,014 and a loan of $100,000 from the Company for a term of two years at 6% interest. At December 29, 1996, accrued interest receivable and interest income on this loan was $1,000. In 1997, approximately $25,000 of the loan was repaid and the balance of approximately $78,000 was applied to his consulting agreement [See Note 16G].

The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. The Company paid the Chief Financial Officer for his employment $205,000 during 1997, however, $130,000 was allocated to IFS.

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

The Company had approximately $5,921,000 of net operating losses, which can be used to offset future UK taxable income, arising in the same trade. Under UK tax provisions, there is no time limit for the utilization of net operating losses. These net operating losses were transferred to Celebrated.

Australia tax provisions are recorded under the liability method of Australian tax effect accounting, whereby income tax expense is based on the operating profit before income tax adjusted for any permanent differences between financial reporting and taxable income. At December 28, 1997, the Australian subsidiary had recorded a deferred tax asset based on timing differences between financial reporting and taxable income of approximately $534,000, which was offset by a valuation allowance of approximately $534,000.

Red Hot files a consolidated United States federal income tax return with one of its related companies, Red Hot Pacific. There is no income tax provision as Red Hot and its subsidiary, Red Hot Pacific, incurred a net loss for 1996. Therefore, no loss carryforward was used during 1996. In 1997, Red Hot incurred capital gains tax of approximately $1,364,000 on the sale and merger of its subsidiaries. This amount was offset against its utilization of operating loss carryforwards. At December 28, 1997, Red Hot had a deferred tax asset attributable to its United States net operating loss carryforwards of approximately $1,174,000, which was offset by a valuation allowance of approximately $1,174,000. The change in the valuation allowance during the fiscal year ended December 28, 1997 was approximately $540,000.

The following summarizes the operating tax loss carryforwards by year of expiration.

                                                        Expiration Date of
    Amount in Consolidation                           Tax Loss Carryforward

       $      49,379                                    December 31, 2009
       $     437,510                                    December 31, 2010
       $   1,408,452                                    December 31, 2011
       $   1,384,173                                    December 31, 2012

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8



[11] Stock Transactions

[A] Related Party Contribution - In May 1995, in connection with the filing of a post-effective amendment to its Registration Statement changing the offering price for the shares in its initial public offering from $15 to $18, Woodland, the holder of all the shares of common stock of the Company, at the time, contributed back to the Company 316,667 shares of common stock.

[B] Initial Public Offering of Units - In August 1995, the Company completed its initial public offering [the "IPO"]. In connection with the IPO, the Company sold 1,012,347 Units, each Unit consisting of one share of common stock and two common stock purchase warrants, at $6 per Unit. Each Unit holder is entitled to exercise the two stock purchase warrants to purchase shares of common stock for an eighteen month and a five year period commencing November 1995 at $18.00 and $36.00 per share, respectively. As of December 29, 1996, 1,012,347 warrants exercisable at $18.00 and $36.00 per share through December 1997 and November 2000, respectively were outstanding. Additionally, the underwriter of the IPO received options to purchase 66,667 shares of common stock at $24.75 per share exercisable for a four year period commencing February 1996. The net proceeds received by the Company from the IPO were $4,697,325 after deducting underwriting discounts and expense reimbursements to the underwriter totaling $758,158 and offering costs of $618,599. Additional offering costs of $55,000 relating to this IPO were paid in 1996.

[C] Regulation S Offering - In June, August, November and December 1996, the Company had Regulation S share offerings and incurred offering costs of $103,252. In these offerings, the Company sold 1,000,000 shares of common stock at $1.20 per share, 500,000 shares of common stock at $3.00 per share, 333,333 shares of common stock at $1.50 per share and 200,000 shares of common stock at $1.50 per share, respectively. In 1996, the Company issued 1,500,000 shares of common stock for net proceeds of $2,596,748.

In December of 1996, the Company received $800,000 for stock to be issued in 1997 for 1996 stock subscriptions. On January 23, 1997, the Company issued 333,333 shares of the 533,333 unissued shares of stock sold under a Reg. S share offering. As of December 28, 1997, the Company has not issued the remaining 200,000 shares of stock to two entities because the Company is currently in dispute with the subscribers regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the 200,000 disputed shares had been issued.

[D] Conversion of Related Party Debt to Preferred Stock - In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 100,000 shares of $1.00 par value Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

On September 25, 1997, Woodland agreed to convert an additional $700,000 of notes payable into 350,000 $2.00 par value Series B non-convertible preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares. Warrants issued in connection with notes payable were valued at $145,522 and was accounted for as a discount to the notes payable to Woodland. At December 28, 1997, the Company amortized $116,000 as interest expense.

At December 28, 1997 dividends in arrears on the Series B non-convertible preferred stock amounted to $58,000 or $.08 per share.

[E] Reverse Stock Split - On November 26, 1997, the Company's Board of Directors approved a 3 for 1 reverse stock split. The par value of the shares remained at $.01 per share. The financial statements have been retroactively adjusted for this split.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9



[12] Stock Transactions of Subsidiary

In September 1996, Red Hot Pacific issued 53 shares of common stock to Brinker in connection with a guaranty agreement valued at $1 [See Note 16C].

The above issuance reduced Red Hot ownership of Red Hot Pacific from 100% to 95%. As a result of this stock transaction and related liability for the guaranty agreement [See Notes 6 and 16C] Red Hot reduced its additional paid-in capital by $2,488 in consolidation.

[13] Stock Options and Warrants

[A] Stock Options - The 1996 Non-Employee Directors Stock Options Plan was amended January 1, 1997. The 1995 Stock Plan was terminated effective December 31, 1996 and replaced by the 1996 Stock Incentive Plan which was adopted effective August 1, 1996.

Pursuant to the Stock Plan, officers and key employees of the Company, are eligible to receive awards of stock options [with or without limited stock appreciation rights]. Options granted under the Stock Plan may be "incentive stock options" ["ISO"], or non-qualified stock options ["NQSO"]. Limited Stock Appreciation Rights ["LSARs"] may be granted simultaneously with the grant of an option or [in the case of NQSOs] at any time during its term.

The Company has reserved 266,666 shares [in reflection of the three-for-one reverse stock split] of its common stock for issuance of awards under the 1996 Stock Plan and 100,000 shares of common stock under the Director Plan [subject to anti-dilution and similar adjustments]. Under the Director Plan, any non-employee member of the Board of Directors is automatically granted a NQSO for 1,666 shares [in reflection of the three-for-one reverse stock split] on the first business day of January, April, July and October of each year. These options vest after one year. Under the Consultants Plan, either stock or NQSO's can be granted to eligible consultants and advisors.

The 1996 Stock Plan, Director Plan [as amended] and the Consultants Plan are administered by a committee [the "Committee"], established by the Company's Board of Directors. Subject to the provisions of the 1996 Stock Plan and the Consultants Plan, the Committee determines the type of award, when and to whom awards will be granted, and the number of shares covered by each award, the terms, provisions and kind of consideration payable [if any], with respect to awards under these two Plans. In addition, the Committee has sole discretionary authority to interpret all three Plans and to adopt rules and regulations related thereto.

An option may be granted under the 1996 Stock Plan and the Consultants Plan on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, options will be granted under the Stock Plan with an exercise price equal to the "Fair Market Value" [as defined in the Plan] on the date of grant. The exercise price for options granted under the Consultants Plan may not be less than 60% "Fair Market Value" [as defined in the Plan] on the date of grant. In the case of ISOs granted under the Stock Plan, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to "Ten Percent Stockholders" [as defined in the Stock Plan]. The Committee may provide for the payment resulting from the exercise of the option in cash, by delivery of other common stock having fair market value equal to such option price or by a combination thereof.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


[13] Stock Options and Warrants [Continued]

An option granted under the 1996 Stock Plan or the Consultants Plan shall be exercisable at such time or times as the Committee, in its discretion, shall determine, except that no stock option shall be exercisable after the expiration of ten years [five years in the case of an incentive stock option granted to a "Ten Percent Employee", as defined in the Stock Plan] from the date of the grant. The Stock Plan contains special rules governing the time of exercise in the case of death, disability or other termination of employment and also provides for acceleration of the exercisability of options upon certain events involving a change in control of the Company. Options granted under the Director Plan are exercisable one year after the grant is made for a period of nine years. The Director Plan also contains special exercise rules in the event of death or other termination.

The Company's Board of Directors may at any time and from time to time suspend, amend, modify or terminate the Plans. However, to the extent required by the Securities Exchange Act of 1934 or other applicable law, no such amendment shall be effective unless approved by the holders of a majority of the issued and outstanding securities of the Company entitled to vote. In addition, no such change may adversely affect any option previously granted, except with the written consent of the optionee to be made to extent inconsistent with the Securities laws or other applicable law.

Information pertaining to stock options as of December 28, 1997 and December 29, 1996 for the Company and for the years then ended is as follows:

                                                                                                            Weighted
                                                                                                             Average
                                                                            Weighted        Exercisable     Remaining
                                                         Common              Average           Stock       Contractual
                                                         Shares          Exercise Price       Options         Life
Options Outstanding - December 31, 1995*                        --    $        --              --                --

Options Granted - Directors Plan                            16,666           7.77              --           9.50 years
Options Granted - Stock Plan                               101,033           5.61              --            9.6 years
Options Granted - Non-Qualified                             80,000           5.64              --            9.6 years
Options Exercised                                               --             --              --                --
Options Canceled                                                --             --              --                --
                                                       -----------

Options Outstanding - December 29, 1996*                   197,699           5.82              --                --

Options Granted - Directors Plan                            20,000           4.98              --           9.50 years
Options Granted - Stock Plan                                19,333           3.38              --            9.6 years
Options Granted - Non-Qualified                              7,000           5.62              --            9.6 years
Options Exercised                                               --             --              --                --
Options Canceled                                          (186,361)            --                                --
                                                       -----------

   Options Outstanding -December 28, 1997                   57,671    $      3.53
   --------------------------------------              ===========

   * As adjusted to reflect three-for-one reverse stock split.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[13] Stock Options and Warrants [Continued]

No compensation cost was recognized in income under any of the stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                       Years ended
                                                       December 31,
                                             1 9 9 7                  1 9 9 6
Net Income [Loss]:
   As Reported                                $2,121,893            $(6,294,829)
                                      ==================          =============

   Pro Forma                                  $2,077,340            $(6,780,179)
                                      ==================          =============

Net Income [Loss] Per Share:
   As Reported                                      $.58                 $(2.73)
                                      ==================          =============

   Pro Forma                                        $.58                 $(2.94)
                                      ==================          =============

At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan for the fifty-two week period ended December 28, 1997 were $.35, $.91 and $.93, respectively.

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

          Risk-Free             Expected              Expected        Expected
        Interest Rate             Life               Volatility       Dividends

            5.86%                5 Years               81.99%             --

[B] Common Stock Purchase Warrants - As of December 28, 1997, there were 1,012,347 Class B warrants outstanding, which were issued in August 1995 as part of a public offering. Holders of 1,012,347 Class A warrants, also issued as part of the public offering, were entitled to purchase one share of common stock at $18.00 per share until December 31, 1997. The Class A warrants expired without exercise. Holders of each Class B warrant are entitled to purchase one share of common stock at $36.00 per share until November 30, 2000 [See Note 11]. No warrants were exercised during the fifty-two week periods ended December 28, 1997 or December 29, 1996.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12



[15] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 28, 1997:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated
Revenues                         $            --  $    5,102,299  $     6,008,975  $           --   $    11,111,274
Gross Margin [Loss]              $    (1,175,659) $    2,152,653  $     1,318,687  $           --   $    (2,244,954)
Net Income [Loss]                $    (2,095,750) $     (403,754) $      (700,380) $           --   $     2,110,849
Assets                           $     6,664,605  $           --  $       314,638  $           --   $     5,781,614
Liabilities                      $       885,002  $           --  $     1,457,320  $           --   $     1,548,447
Company's Investment in
   Foreign Subsidiaries          $     5,375,790  $           --  $            --  $           --   $     5,375,790

For the fifty-two weeks ended December 29, 1996:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated

Revenues                           $          --  $    4,111,276  $     5,327,463  $           --   $     9,438,739
Gross Margin [Loss]                $          --  $     (772,127) $       621,347  $           --   $      (150,780)
Net Loss                           $  (1,446,063) $   (4,886,761) $        37,995  $           --   $    (6,294,829)
Assets                             $   9,467,397  $    4,870,430  $     2,345,930  $   (8,926,620)  $     7,757,137
Liabilities                        $   2,248,248  $    4,661,411  $     2,256,568  $   (2,638,551)  $     6,527,676
Company's Investment in
   Foreign Subsidiaries            $   6,371,300  $           --  $            --  $   (6,371,300)  $            --

[16] Commitments

[A] Guaranty Agreement - In September 1996, the Company entered into an agreement with Brinker pursuant to which Brinker agreed to guaranty, under certain circumstances, a minimum of five and up to 12 leases for properties in the Territory developed as Chili's Restaurants.

Brinker was issued 53 shares of stock of the Company's subsidiary [representing 5% of the outstanding shares] in connection with the Guaranty Agreement. The Guaranty Agreement was valued at $497,181, which was the net present value of the obligation under the Guaranty Agreement. The unamortized balance at December 19, 1997 was $447,463 [See Note 5].

The Guaranty Agreement was terminated with the Company upon the sale of the Australia/New Zealand development rights to Brinker on December 19, 1997.

[B] Employment Agreements - In 1996, the Company had entered into an employment agreement with one officer. The agreement was for a 2 year term with aggregate compensation of $144,000, including incentive stock options. This agreement expired at December 31, 1997.

[C] Letter of Credit - At December 28, 1997, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which is restricted on the balance sheet.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13


[16] Commitments [Continued]

[D] Rental Guaranty - The National Australia Bank had a bank guarantee covering the lease on one restaurant in the amount of approximately $105,000. This was in turn covered by a stand-by letter of credit from Brinker. If the bank calls in payment for this guaranty, the bank would call upon the Australian subsidiary first, and then the Brinker letter of credit. Red Hot was released of this obligation in December 1997.

[E] Consulting Agreement - On May 1, 1997, the Company entered into a consulting agreement with the former president of the Company for a period of six months for $30,000. This agreement expired upon the sale of the assets in Australia [See Note 18]. The Company had the right to offset any compensation owed to this individual against a note with a balance of $81,212 owed to the Company.

[17] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

[18] Sale of Rights in Chili's Restaurants

From November 1995 until December 18, 1997, the Company had the exclusive right to own and operate Chili's Restaurants in Australia and New Zealand pursuant to a Development and Franchise Agreement with Brinker. On December 18, 1997, the Company sold the assets of CTG and the Chili's Concept in Australia and New Zealand to Brinker International, Inc. ["Brinker"] for $2,680,000. The Company's counsel advised the Company that this transaction did not require Red Hot Concepts' shareholder approval. The Company used $1,347,100 of proceeds to repay the Brinker loan and used approximately $700,000 to pay a related party debt.

The obligation under this agreement was transferred to Brinker on December 19, 1997, therefore, the Company no longer has the exclusive rights to operate Chili's restaurants in the UK or Australia.

The Company's net value of these assets on December 18, 1997 was $1,189,984. Therefore, a gain of $1,490,016 was recognized on this transaction.

The parent company has agreed not to withdraw support by way of loans to the detriment of the Australian's economic entity's solvency or other creditors.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[19] Merger with Celebrated

The Company had the exclusive  right to own and operate  Chili's  Restaurants in the UK pursuant to an amended development and license agreement with Brinker. During 1997, the Company operated two Chili's restaurants in the UK. On December 15, 1997, the Company completed the merger of its wholly-owned United Kingdom subsidiary, Restaurant House Limited with and into the Celebrated Group Plc. pursuant to an agreement dated November 18, 1997. Company counsel advised the Company that the transaction did not require Red Hot Concepts shareholder approval. Pursuant to the merger agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the merger, the Company owns approximately 45.6% of Celebrated and is accounted for on the equity method as the Company does not have financial or operational control of Celebrated. This investment was valued at $5,375,790 at December 28, 1997. As part of the merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated upon exercise of which the Company would own approximately 50.51% of the outstanding shares of Celebrated. At December 28, 1997, the Company did not have the financial resources to exercise the options for the 6,000,000 shares of Celebrated for a total cost of approximately $1,200,000 nor did the Company have viable plans to obtain the financial resources necessary to exercise these options.

The Company's exclusive development rights for Chili's restaurants in the UK transferred to Celebrated in the merger. As of December 28, 1997, the Company has no obligation under the Agreement.

The Company's basis in Restaurant House Limited at December 15, 1997 was $1,996,270, therefore, a gain of $3,379,250 was realized on this transaction.

[20] Subsequent Events

[A] Employment Agreement - In March 1998, the principal financial officer of the Company assumed the Chief Executive Officer and Chief Financial Officer roles at Celebrated, in addition to retaining his principal financial officer position with the Company.

[B] Extension of Due Date of Related Party Payable - On May 18, 1998, a related party agreed to extend the Company's obligation of $1,011,318 that becomes due in June of 1998 until January of 1999. There was no compensation for granting this extension.

[C] Additional Related Party Advances - In the first quarter of 1998, the Company received additional cash advances from a related party of $285,100.

                              . . . . . . . . . . .