Form 10QSB
period 1998-03-29
RED HOT CONCEPTS INC
filed 1998-06-02
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended March 29, 1998      Commission File Number 33-86166

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

                                 Yes  X     No

As of June 1, 1998, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended March 29, 1998

                                      INDEX

Part I:  FINANCIAL INFORMATION

Item 1: Financial Statements

   Condensed  Consolidated  Balance  Sheet as of March  29,  1998
   [Unaudited] and December 29, 1997                                       3-4

   Condensed   Consolidated   Statements  of  Operation  for  the
   thirteen week periods  December 29, 1997 to March 29, 1998 and
   December 30, 1996 to March 30, 1997 [Unaudited]                           5

   Condensed  Consolidated  Statement of Stockholders' Equity for
   the thirteen week period December 29, 1997 to March 29, 1998              6

   Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   thirteen week periods  December 29, 1997 to March 29, 1998 and
   December 30, 1997 to March 30, 1997 [Unaudited]                           7

   Notes to Condensed Consolidated Financial Statements                   8-10

   Item 2:  Management's  Discussion  and  Analysis of  Financial
          Condition and Results of Operations                            11-12

Part II: OTHER INFORMATION                                                  13

SIGNATURES                                                                  14

                       o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 29, 1998 [UNAUDITED]

                                      March 29, 1998    December 29, 1997
                                                            [Audited]
Assets:
Cash and Cash Equivalents                $126,129           $109,255
Restricted Cash                           210,390            210,390
Due From Celebrated Group                  11,596             11,596
Prepaid Expenses                           24,213             24,213
Accrued Interest Receivable                13,000             13,000
                                       ----------         ----------

Total Current Assets                      385,328            368,454
                                       ----------         ----------

Furniture and Equipment - Net               6,221              6,221
                                       ----------         ----------

Other Assets:
Officer Loan Receivable                    31,149             31,149
Investment in Celebrated Group          5,196,308          5,375,790
                                       ----------         ----------
Total Other Assets                      5,227,457          5,406,939
                                       ----------         ----------

Total Assets                           $5,619,006         $5,781,614
                                       ----------         ----------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 29, 1998 [UNAUDITED]

                                                             March 29, 1998     December 29, 1997
                                                                                    [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                         $424,313             $537,130
  Accrued Interest Payable - Related Party                       248,535              230,065
                                                             -----------          -----------
  Total Current Liabilities                                      672,848              767,195
                                                             -----------          -----------

  Long Term Liabilities:
  Due to Related Party                                         1,066,353              781,253
                                                             -----------          -----------

 Total Liabilities                                             1,739,201            1,548,448

Commitments and Contingencies                                         --                   --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
    100,000 Shares Authorized,
    0 Issued and Outstanding                                          --                   --
  Series B Non-convertible Preferred
    Stock, $2.00 Par Value,
    725,000 Shares Authorized,
    725,000 Shares Issued and Outstanding                      1,450,000            1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                      34,207               34,207

  Additional Paid-in Capital                                   8,443,416            8,443,416

  Accumulated Deficit                                         (5,924,624)          (5,571,263)

  Cumulative Foreign Currency Translation Adjustment            (123,194)            (123,194)
                                                             -----------          -----------
Total Stockholders' Equity
                                                               3,879,805            4,233,166
                                                             -----------          -----------

  Total Liabilities and Stockholders' Equity                  $5,619,006           $5,781,614
                                                             -----------          -----------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]

                                                 For the Thirteen Week Period
                                                December 29,     December 30,
                                               1997 to March        1996 to
                                                  29, 1998       March 30, 1997

Revenues                                              $-0-                $-0-

Cost of Revenues
 Cost of Revenues                                       --                  --
 Restaurant Expenses                                    --                  --
                                                ----------          ----------

Total Cost of Revenues                                  --                  --
                                                ----------          ----------

 Gross Margin                                           --                  --
                                                ----------          ----------

General and Administrative Expenses                155,409             285,034

Depreciation and Amortization                           --                  --
Equity Portion of Celebrated Group Loss            179,482                  --

                                                ----------          ----------
Operating Income (Loss)                           (334,891)           (285,034)

Other Income (Expense):
  Interest Income                                       --               2,902
  Interest Expense - Related Party                 (18,470)            (45,383)
                                                ----------          ----------
Net Loss                                          (353,361)           (327,515)
                                                ----------          ----------

Net Loss Per Share                                   $0.10               $0.10
                                                ----------          ----------

Weighted Average Shares Outstanding              3,420,782           3,417,449
                                                ----------          ----------

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                                                                         Cumulative
                                                                                                          Foreign
                                     Common Stock       Additional    Preferred Stock                     Currency         Total
                                 Number of                Paid-in  Number of             Accumulated     Translation   Stockholders'
                                   Shares      Amount     Capital    Shares     Amount    [Deficit]       Adjustment       Equity
Balance December 31, 1995         1,587,449   $15,874   $4,781,451       --    $     --   $(1,398,326)     $ (14,416)    $3,384,583
Additional Offering Costs(1)(B)          --        --      (55,000)      --          --            --             --        (55,000)
Issuance of Common Stock [Net
Of $103,252 of Expenses (1)(C)]   1,500,000    15,000    2,581,748       --          --            --             --      2,596,748
Funds Received in 1996 for
533,333 Shares of Common
Stock to be Issued in 1997 (1)(C)        --        --      800,000       --          --            --             --        800,000
Fair Value of Stock Purchase
Warrants (9)                             --        --      840,078       --          --            --             --        840,078
Issuance of Common Stock of
Subsidiary for Lease Guaranty (12)       --        --       (2,488)      --          --            --             --         (2,488)
Net Loss for the fifty-two week
Period ended December 29, 1996           --        --           --       --          --    (6,294,829)            --     (6,294,829)
Foreign Currency Translation
 Adjustment                              --        --           --       --          --            --        (42,754)       (42,754)
                                  ---------   -------   ---------- --------  ----------   -----------      ---------     ----------

 Balance - December 29, 1996      3,087,449   $30,874   $8,945,789       --          --   $(7,693,155)      $(57,170)   $ 1,226,338
                                  =========   =======   ========== ========  ==========   ===========      =========     ==========
Issuances of Common Stock           333,333     3,333       (3,333)      --          --            --             --             --
Convertible Debt to Preferred Stock      --        --           --  725,000   1,450,000            --             --      1,450,000
Adjustment for Unamortized Value
 of Warrants Cancelled (9)               --        --     (449,040)      --          --            --             --       (499,040)
Net Income [Loss] for the Fifty-
Two week period ended
December 28, 1997                        --        --           --       --          --     2,121,893             --      2,121,893
Foreign Currency Translation
 Adjustment                                                                                                  (66,025)       (66,025)
                                  ---------   -------   ---------- --------  ----------   -----------      ---------     ----------

 Balance - December 28, 1997      3,420,782   $34,207   $8,443,416 $725,000  $1,450,000   $(5,571,262)     $(123,195)    $4,233,166
                                  =========   =======   ========== ========  ==========   ===========      =========     ==========
Net Loss for the Thirteen Week
Period Ended March 28, 1998              --        --           --       --          --      (353,361)            --       (353,361)

 Balance - March 28, 1998         3,420,782   $34,207   $8,443,416 $725,000  $1,450,000   $(5,924,624)     $(123,195)    $3,879,805
                                  =========   =======   ========== ========  ==========   ===========      =========     ==========

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

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                               For the Thirteen     For the Thirteen
                                                                  Week Period          Week Period
                                                               December 29, 1997    December 30, 1996
                                                               to March 29, 1998    to March 30, 1997
Operating Activities:
Net Cash - Operating Activities                                    $(268,226)          $(75,919)
                                                                   ---------          ---------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                --                 --
Store Development and Unit Preopening Costs                               --                 --
                                                                   ---------          ---------

Net Cash - Investing Activities                                           --                 --
                                                                   ---------          ---------

Financing Activities:
Proceeds from Loan from Related Party                                285,100            150,000
Repayment of Debt                                                         --                 --

                                                                   ---------          ---------
Net Cash - Financing Activities                                      285,100            150,000
                                                                   ---------          ---------

Effect of Exchange Rate Changes on Cash                                   --                 --
                                                                   ---------          ---------

Net [Decrease]/Increase in Cash and Cash Equivalents                  16,874             74,081

Cash and Cash Equivalents - Beginning of Periods                     109,255            190,072

                                                                   ---------          ---------
Cash and Cash Equivalents - End of Periods                          $126,129           $264,153
                                                                   ---------          ---------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid
    Taxes Paid
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                       $27,143
    Taxes Paid                                                                               --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 28, 1997, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of March 29, 1998, the statements of operations for the period December 29, 1997 to March 29, 1998, and for the period December 30, 1996 to March 30, 1997, the statement of stockholders' equity for the period December 31, 1995 to March 29, 1998, and the statements of cash flows for the period December 29, 1997 to March 29, 1998 and for the period December 29, 1996 to March 29, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 29, 1998, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 28, 1997.

         Certain reclassifications may have been made to the 1997 financial statements to conform to classification.



[C]      Due To Related Parties

         Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 28, 1997, the balance due to Woodland for funds advanced to the Company was $1,011,317 which includes accrued interest payable of $230,065. This note is due in June 1998. During 1997, funds were advanced and repayments were made to Woodland of approximately $300,000.

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

         Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 28, 1997 was $70,000. At December 28, 1997 there was no balance due and owing by the Company to this firm.

         The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. The charge for his services was $140,000 and is allocated between the two companies.


[D]      Divestitures

         On December 19, 1997, the Company sold its rights to Chili's Restaurants in Australia and New Zealand to Brinker International, Inc. ("Brinker"). The $2.68 million purchase price was before the payment of liabilities of the Australian operation which are estimated to be approximately $700,000. The Company agreed to use the remaining proceeds to repay the Brinker short term loan.

         On December 16, 1997, the Company merged its UK subsidiary, Restaurant House Ltd. with the Celebrated Group Plc.

[E]      Stock Transactions

         On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock sold under a.Reg S share offering. As of March 29, 1998, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

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

         On November 26, 1997, the Company effected a three-for-one reverse stock split of its common stock. As a result of the split, there are 3,420,780 shares of common stock outstanding.

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




                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Red Hot Concepts was incorporated in the state of Delaware on June 14, 1994. Red Hot Concepts and its wholly owned subsidiaries (collectively, the "Company") are owned 36% by Woodland Partnership Ltd. and the remaining shares are publicly held. The Company was formed to establish and develop the Chili's Grill & Bar restaurant concept franchised by Brinker International Inc. ("Brinker") outside the United States.

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

From July 1994 until December 15, 1997, the Company owned the UK rights to the Chili's concept. During 1997, the Company operated two Chili's restaurants in the UK (one in Canary Wharf and one in Cambridge). On December 15, 1997, the Company merged its UK operations into the Celebrated Group Plc ("Celebrated"). The Company's exclusive development rights for Chili's restaurants in the UK transferred to Celebrated in the merger.

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

Results of Operations -

The Company realized a net loss of $353,361 for the thirteen weeks ending March 29, 1998 which compares to a net loss of $327,515 for the same period in 1997. The results for operations in 1997 have been adjusted to eliminate the trading results of the UK and Australia. The net loss from 1997 to 1998 was reduced significantly reflecting the Company's effort to minimize expenses. The Company included its share of the net loss experienced by Celebrated for the thirteen week period endeed March 29, 1998.

Liquidity and Capital Resources

The Company's negative working capital as of March 29, 1998 was approximately $1.3 million as compared to a negative working capital of $1.2 million as of December 28, 1997. Total current assets remain at $0.4 million as of March 29, 1998 and December 28, 1997. Current liabilities increased from December 28, 1997 by approximately $100,000 to $1.7 million. The primary increase in liabilities related to funds advanced by related parties and the reduction of accounts payable was reduced by approximately $94,000.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                        December 29, 1997      December 30,
                                                                                   1996
                                                               To                   To
                                                         March 29, 1998       March 30, 1997
                                                          In Thousands         In Thousands
           Net cash (used) in operating activities         $(268,226)            $(75,918)
           Cash (used) in investing                             --                  --
           Cash provided by financing                        285,100                --

During the thirteen week period ended March 29, 1998, the Company used approximately $268,226 for operating activities. The Company had a net loss of approximately $174,000. The Company's accounts payable was reduced by approximately $94,000.

Cash generated by financing activities for the year was approximately $258,100, which include the proceeds from a loan from related parties of $258,100.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount and the rescheduling of payment terms on the advances from Woodland Limited Partnership. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short-term. The Company does not anticipate that Celebrated will pay dividends in 1998. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of if the Company is unable to raise more funds, the Company will reduce its holdings in Celebrated.

Impact of Inflation

Inflation is not expected to have a material effect on the company's operations.

Part II                    OTHER INFORMATION


Item 1.   Legal Proceedings

                           The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2.   Changes in Securities

                           Not Applicable.

Item 3.   Defaults Upon Senior Securities

                           Not Applicable.

Item 4.   Other Information

                           Not Applicable.

Item 5.   Exhibits

                           (a)      Exhibits

                           None.

                           (b)      Reports on Form 8-K

                           During the thirteen week period ended March 29, 1998 Form 8-K's were filed by the Company on:

                                    (i)      August 28, 1997

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RED HOT CONCEPTS, INC.


Date: June 1, 1998         By:/s/ H. Michael Bush
                               H. Michael Bush, Chief Financial Officer