Form 10QSB
period 1998-06-28
RED HOT CONCEPTS INC
filed 1998-08-12
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended June 28, 1998      Commission File Number 33-86166

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


                      Yes  __X__        No ____


As of August 1, 1998, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 28, 1998

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

     Condensed Consolidated Balance Sheet as of June 28, 1998
     [Unaudited] and December 29, 1997                                       3-4

     Condensed Consolidated Statements of Operation for the thirteen week period March 29, 1998 to June 28, 1998 and the twenty-six
     week period December 29, 1997 to June 28, 1998 [Unaudited]                5

     Condensed Consolidated Statement of Stockholders' Equity for the
     twenty-six week period December 29, 1997 to June 28, 1998                 6

     Condensed Consolidated Statements of Cash Flows for the
     twenty-six week period December 29, 1997 to June 28, 1998
     [Unaudited]                                                               7

     Notes to Condensed Consolidated Financial Statements                   8-10

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-12

Part II:  OTHER INFORMATION                                                   13

SIGNATURES                                                                    14

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 28, 1998 [UNAUDITED]


                                  June 28, 1998   December 29,
                                                     1997
                                                   [Audited]
Assets:
Cash and Cash Equivalents          $  139,580     $  109,255
Restricted Cash                       210,390        210,390
Due From Celebrated Group              11,596         11,596
Prepaid Expenses                       24,213         24,213
Accrued Interest Receivable            13,000         13,000
                                   -------------------------

Total Current Assets                  398,779        368,454
                                   =========================

Furniture and Equipment - Net           6,221          6,221
                                   =========================

Other Assets:
Officer Loan Receivable                31,149         31,149
Investment in Celebrated Group      4,933,870      5,375,790
                                   -------------------------
Total Other Assets                  4,965,019      5,406,939
                                   =========================

Total Assets                       $5,370,019     $5,781,614
                                   =========================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 28, 1998 [UNAUDITED]

                                                       June 28, 1998      December 29,
                                                                              1997
                                                                            [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                  $   424,313      $   537,130
  Accrued Interest Payable - Related Party                   269,862          230,065
                                                         ----------------------------
  Total Current Liabilities                                  694,175          767,195
                                                         ============================

  Long Term Liabilities:
  Due to Related Party                                     1,166,353          781,253
                                                         ============================
  Total Liabilities                                        1,860,528        1,548,448

Commitments and Contingencies                                     --               --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     0 Issued and Outstanding                                     --               --
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                 1,450,000        1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                  34,207           34,207
  Additional Paid-in Capital                               8,443,416        8,443,416
  Accumulated Deficit                                     (6,294,937)      (5,571,263)
  Cumulative Foreign Currency Translation Adjustment        (123,194)        (123,194)
                                                         ----------------------------
Total Stockholders' Equity
                                                           3,509,491        4,233,166
                                                         ============================

Total Liabilities and Stockholders' Equity               $ 5,370,019      $ 5,781,614
                                                         ============================

The Accompanying Notes are an Integral Part of these Condensed
Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                For the Thirteen Weeks               For the Twenty-Six Weeks
                                                              March 29,         March 31,          December 29,       December 30,
                                                               1998 to           1997 to              1997 to           1996 to
                                                            June 28, 1998     June 29, 1997        June 28, 1998     June 29, 1997
Revenues                                                            $-0-               $-0-               $-0-               $-0-
  Cost of Revenues:
  Cost of Revenues                                                    --                 --                 --                 --
  Restaurant Expense                                                  --                 --                 --                 --
                                                              ===================================================================
Total Cost of Revenues                                                --                 --                 --                 --
                                                              ===================================================================
      Gross Profit                                                    --                 --                 --                 --
General and Administrative Expenses
                                                                  86,549            315,876            241,958            600,910

Equity Portion of Celebrated Group Loss                          262,438                 --            441,920                 --

                                                              -------------------------------------------------------------------
  Operating Loss                                                 348,987            315,876            683,878            600,910

Other Income (Expense):
  Interest Income                                                     --                  2                 --
                                                                                                                            2,904
  Interest Expense                                                21,337            102,078             39,797            191,692
                                                              ===================================================================
Net Loss                                                         370,314            315,874            723,674            789,698
                                                              ===================================================================


Net Income (Loss) Per Share [Note E]                          $     (.11)        $    (0.09)        $     (.21)        $    (0.23)
                                                              -------------------------------------------------------------------


Weighted Average Number of Shares Outstanding [Note E]         3,420,782          3,417,449          3,420,782          3,417,449
                                                              ===================================================================

                                                              ===================================================================

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [UNAUDITED]

                                                                                                              Cumulative
                                                                                                               Foreign      Total
                                         Common Stock        Additional    Preferred Stock                     Currency     Stock-
                                      Number of               Paid-in    Number of              Accumulated  Translation   holders'
                                       Shares     Amount      Capital     Shares      Amount     [Deficit]    Adjustment    Equity
Balance December 31, 1995             1,587,449   $15,874   $4,781,451         --  $       --  $(1,398,326)  $ (14,416)  $3,384,583
Additional Offering Costs(1)(B)              --        --      (55,000)        --          --           --          --      (55,000)
Issuance of Common Stock [Net
 Of $103,252 of Expenses (1)(C)]      1,500,000    15,000    2,581,748         --          --           --          --    2,596,748
Funds Received in 1996 for
 533,333 Shares of Common
 Stock to be Issued in 1997 (1)(C)           --        --      800,000         --          --           --          --      800,000
Fair Value of Stock Purchase
 Warrants (9)                                --        --      840,078         --          --           --          --      840,078
Issuance of Common Stock of
 Subsidiary for Lease Guaranty (12)          --        --       (2,488)        --          --           --          --       (2,488)
Net Loss for the fifty-two week
 Period ended December 29, 1996              --        --           --         --          --   (6,294,829)         --   (6,294,829)
Foreign Currency Translation
 Adjustment                                  --        --           --         --          --           --     (42,754)     (42,754)
                                    -----------   -------   ----------   --------  ----------  -----------   ---------   ----------

Balance - December 29, 1996           3,087,449   $30,874   $8,945,789         --          --  $(7,693,155)  $ (57,170)  $1,226,338
                                    ===========   =======   ==========   ========  ==========  ===========   =========   ==========
Issuances of Common Stock               333,333     3,333       (3,333)        --          --           --          --           --
Convertible Debt to Preferred Stock          --        --           --    725,000   1,450,000           --          --    1,450,000
Adjustment for Unamortized Value
   of Warrants Cancelled (9)                 --        --     (449,040)        --          --           --          --     (499,040)
Net Income [Loss] for the Fifty-
Two week period ended
December 28, 1997                            --        --           --         --          --    2,121,893          --    2,121,893
Foreign Currency Translation
   Adjustment                                                                                                  (66,025)     (66,025)
                                    -----------   -------   ----------   --------  ----------  -----------   ---------   ----------

   Balance - December 28, 1997        3,420,782   $34,207   $8,443,416   $725,000  $1,450,000  $(5,571,262)  $(123,195)  $4,233,166
                                    ===========   =======   ==========   ========  ==========  ===========   =========   ==========
Net Loss for the Twenty-Six
Period Ended June 28, 1998                   --        --           --         --          --     (723,675)         --     (723,675)

    Balance - June 28, 1998           3,420,782   $34,207   $8,443,416   $725,000  $1,450,000  $(6,294,937)  $(123,195)  $3,509,491
                                    ===========   =======   ==========   ========  ==========  ===========   =========   ==========

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

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                    For the Twenty-Six   For the Twenty-Six
                                                                        Week Period         Week Period
                                                                    December 29, 1997    December 30, 1996
                                                                     to June 28, 1998    to June 29, 1997
Operating Activities:
Net Cash - Operating Activities                                        $  (354,775)        $(1,256,760)
                                                                       ===========         ===========

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                      --            (284,946)
Store Development and Unit Preopening Costs                                     --             (80,648)
                                                                       -----------         -----------

Net Cash - Investing Activities                                                 --            (365,594)
                                                                       ===========         ===========

Financing Activities:
Proceeds from Loan from Related Party                                      385,100           1,177,278
Repayment of Debt                                                               --             (77,224)
                                                                       -----------         -----------
Net Cash - Financing Activities                                            385,100           1,100,054
                                                                       ===========         ===========

Effect of Exchange Rate Changes on Cash                                         --             (16,835)
                                                                       ===========         ===========

Net [Decrease]/Increase in Cash and Cash Equivalents                        30,325            (539,135)

Cash and Cash Equivalents - Beginning of Periods                           109,253           1,024,863
                                                                       -----------         -----------
Cash and Cash Equivalents - End of Periods                             $   139,580         $   485,728
                                                                       ===========         ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                               --
    Taxes Paid                                                                  --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                               --         $    27,143
    Taxes Paid                                                                  --                  --

     Preferred Shares Issued in Exchange for Related Party Debt                 --             750,000

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



[B]  Basis of Reporting

     The balance sheet as of June 28, 1998, the statements of operations for the period December 29, 1997 to June 28, 1998, and for the period December 30, 1996 to June 29, 1997, the statement of stockholders' equity for the period December 31, 1995 to June 28, 1998, and the statements of cash flows for the period December 29, 1997 to June 28, 1998 and for the period December 29, 1996 to June 29, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 28, 1998, and the results of its operations and cash flows for the twenty-six weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 28, 1997.

     Certain reclassifications may have been made to the 1997 financial statements to conform to classification.



[C]  Due To Related Parties

     Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of June 28, 1998, the balance due to Woodland for funds advanced to the Company was $1,436,215 which includes accrued interest payable of $269,862. This note has been extended to September 1998. During 1997, funds were advanced and repayments were made to Woodland of approximately $300,000.

     In June 1996, as partial consideration for the conversion of short-term advances to a note payable loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 166,667 shares of the Company's common stock at $7.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $30 for 10 consecutive trading days ending within five days of the notice of redemption. In December 1996, Woodland agreed to extend the note due until June 1998 and the shares of the Company's common stock at $5.25 per share for a term expiring December 31, 1999. Woodland agreed to extend the note due until September 1998. As of December 29, 1996, the note was recorded net of the fair value of these stock warrants at $694,556 [See Note 6]. Interest expense amortized on purchase warrants for the 52 week period ended December 28, 1997 is $130,000. The warrants were cancelled with conversion of the notes to equity.

     In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 750,000 shares of $1.00 par value
     Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value Series A convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

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

     On December 16, 1997, the Company merged its UK subsidiary, Restaurant House Ltd. with the Celebrated Group Plc.



[E]  Stock Transactions

     On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock sold under a Reg S share offering. As of March 29, 1998, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

     In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 750,000 shares of $1.00 par value
     Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value Series A convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

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

Results of Operations -

The Company realized a net loss of $370,314 for the twenty-six weeks ending June 28, 1998 which compares to a net loss of $327,335 for the same period in 1997. The results for operations in 1997 have been adjusted to eliminate the trading results of the UK and Australia. The net loss from 1997 to 1998 was reduced significantly reflecting the Company's effort to minimize expenses. The Company included its share of the net loss experienced by Celebrated for the thirteen week period ended March 29, 1998. The Company included the net loss of $262,438, its share of the loss experienced by Celebrated Group for the thirteen weeks ended June 28, 1998.



Liquidity and Capital Resources

The Company's negative working capital as of June 28, 1998 was approximately $0.3 million as compared to a negative working capital of $1.2 million as of December 28, 1997. Total current assets remain at $0.4 million as of March 29, 1998 and December 28, 1997. Current liabilities remained at $0.7 million from December 28, 1997.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                    December 29,     December 30,
                                                       1997             1996
                                                        To               To
                                                 June 28 , 1998     June 29, 1997
                                                  In Thousands       In Thousands
     Net cash (used) in operating activities        $(354,775)        $  (1,257)
     Cash (used) in investing                              --              (366)
     Cash provided by financing                       385,100             1,100


During the thirteen week period ended June 28, 1998, the Company used approximately $354,775 for operating activities. The Company had a net loss of approximately $370,314. The Company's accounts payable was reduced by approximately $73,000.

Cash generated by financing activities for the year was approximately $358,100, which include the proceeds from a loan from related parties of $358,100.

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

          None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RED HOT CONCEPTS, INC.


Date: August 12, 1998                        By: /s/ Colin Halpern
                                             Colin Halpern, President