Form 10QSB
period 1998-09-27
RED HOT CONCEPTS INC
filed 1998-11-12
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended September 27, 1998  Commission File Number 33-86166


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



                              Yes  X              No



As of November 1, 1998, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                     RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                                QUARTERLY REPORT
                    For the Period Ended September 27, 1998

                                     INDEX

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

   Condensed  Consolidated Balance Sheet as of September 27, 1998
   [Unaudited] and December 29, 1997                                  3-4

   Condensed   Consolidated   Statements  of  Operation  for  the
   thirteen  week period June 29, 1998 to September  27, 1998 and the thirty-nine week period December 29, 1997 to September 27,
   1998 [Unaudited]                                                     5

   Condensed  Consolidated  Statement of Stockholders' Equity for
   the thirty-nine week period December 29, 1997 to September 27,
   1998                                                                 6

   Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   thirty-nine  week period  December 29, 1997 to  September  27,
   1998 [Unaudited]                                                     7

   Notes to Condensed Consolidated Financial Statements              8-10

Item 2: Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              11-12

Part II: OTHER INFORMATION                                             13

SIGNATURES                                                             14

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 27, 1998 [UNAUDITED]


                                     September 27,      December 29,
                                        1998                1997
                                                         [Audited]

Assets:

Cash and Cash Equivalents             $    6,583        $  109,255
Restricted Cash                          100,000           210,390
Due From Celebrated Group                 11,596            11,596
Prepaid Expenses                          24,213            24,213
Accrued Interest Receivable               13,000            13,000
                                      ----------        ----------

Total Current Assets                     155,392           368,454
                                      ==========        ==========

Furniture and Equipment - Net              6,222             6,221
                                      ==========        ==========

Other Assets:
Officer Loan Receivable                   31,149            31,149
Investment in Celebrated Group         4,701,310         5,375,790
                                      ----------        ----------
Total Other Assets                     4,732,459         5,406,939
                                      ==========        ==========

Total Assets                          $4,894,073        $5,781,614
                                      ==========        ==========

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 27, 1998 [UNAUDITED]

                                                         September 27, 1998    December 29, 1997
                                                                                  [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                     $   202,845         $   537,130
  Accrued Interest Payable - Related Party                      293,787             230,065
                                                            -----------         -----------
  Total Current Liabilities                                     496,632             767,195
                                                            -----------         -----------

  Long Term Liabilities:
  Due to Related Party                                        1,226,125             781,253
                                                            -----------         -----------
  Total Liabilities                                           1,722,757           1,548,448

Commitments and Contingencies                                        --                  --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     0 Issued and Outstanding                                        --                  --
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                    1,450,000           1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                     34,207              34,207
  Additional Paid-in Capital                                  8,443,416           8,443,416
  Accumulated Deficit                                        (6,633,114)         (5,571,263)
  Cumulative Foreign Currency Translation Adjustment           (123,194)           (123,194)
                                                            -----------         -----------
Total Stockholders' Equity
                                                              3,171,315           4,233,166
                                                            -----------         -----------

Total Liabilities and Stockholders' Equity                  $ 4,894,073         $ 5,781,614
                                                            -----------         -----------

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                  For the Thirteen Weeks              For the Thirty-Nine Weeks
                                                              June 29, 1998     June 30, 1997      December 29,      December 30,
                                                               to September      to September        1997 to           1996 to
                                                                 27, 1998          28, 1997        September 27,      September
                                                                                                       1998           28, 1997
Revenues                                                            $-0-               $-0-               $-0-               $-0-
  Cost of Revenues:
  Cost of Revenues                                                    --                 --                 --                 --
  Restaurant Expense                                                  --                 --                 --                 --


                                                              ==========         ==========         ==========         ==========
Total Cost of Revenues                                                --                 --                 --                 --

                                                              ==========         ==========         ==========         ==========
      Gross Profit                                                    --                 --                 --                 --

General and Administrative Expenses                               81,739            242,115            323,697            843,025

Equity Portion of Celebrated Group Loss                          232,560                 --            674,480                 --

                                                              ----------         ----------         ----------         ----------
  Operating Loss                                                 314,299            242,115            998,177            843,025

Other Income (Expense):
  Interest Income                                                     48                 --                 48              2,904
  Interest Expense                                                23,925             78,336             63,722            270,020
                                                              ==========         ==========         ==========         ==========

Net Loss                                                         338,176            320,451          1,061,851          1,110,149
                                                              ==========         ==========         ==========         ==========


Net Income (Loss) Per Share [Note E]                          $     (.10)        $     (0.9)        $    (0.31)        $    (0.32)
                                                              ----------         ----------         ----------         ----------


Weighted Average Number of Shares Outstanding [Note E]         3,420,782          3,417,449          3,420,782          3,417,449
                                                              ==========         ==========         ==========         ==========

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [UNAUDITED]

                                                                                                          Cumulative
                                                                                                           Foreign
                                        Common Stock     Additional      Preferred Stock                   Currency      Total
                                     Number of             Paid-in    Number of              Accumulated  Translation  Stockholders'
                                       Shares    Amount    Capital     Shares      Amount     [Deficit]    Adjustment    Equity
Balance December 31, 1995            1,587,449  $15,874  $4,781,451          --    $      -- $(1,398,326)  $ (14,416) $ 3,384,583
Additional Offering Costs(1)(B)             --       --     (55,000)         --           --          --          --      (55,000)
Issuance of Common Stock [Net
 Of $103,252 of Expenses (1)(C)]     1,500,000   15,000   2,581,748          --           --          --          --    2,596,748
Funds Received in 1996 for
 533,333 Shares of Common
 Stock to be Issued in 1997 (1)(C)          --       --     800,000          --           --          --          --      800,000
Fair Value of Stock Purchase
 Warrants (9)                               --       --     840,078          --           --          --          --      840,078
Issuance of Common Stock of
 Subsidiary for Lease Guaranty (12)         --       --      (2,488)         --           --          --          --       (2,488)
Net Loss for the fifty-two week
 Period ended December 29, 1996             --       --          --          --           --  (6,294,829)         --   (6,294,829)
Foreign Currency Translation
 Adjustment                                 --       --          --          --           --          --     (42,754)     (42,754)
                                     ---------  -------  ----------    --------   ---------- -----------  ----------  -----------

    Balance - December 29, 1996      3,087,449  $30,874  $8,945,789          --           -- $(7,693,155)  $ (57,170) $ 1,226,338
                                     =========  =======  ==========    ========   ========== ===========  ==========  ===========
Issuances of Common Stock              333,333    3,333      (3,333)         --           --          --          --           --
Convertible Debt to Preferred Stock         --       --          --     725,000    1,450,000          --          --    1,450,000
Adjustment for Unamortized Value
of Warrants Cancelled (9)                   --       --    (449,040)         --           --          --          --     (499,040)
Net Income [Loss] for the Fifty-
Two week period ended
December 28, 1997                           --       --          --          --           --   2,121,893          --    2,121,893
Foreign Currency Translation
Adjustment                                                                                                   (66,025)     (66,025)
                                     ---------  -------  ----------    --------   ---------- -----------  ----------  -----------

Balance - December 28, 1997          3,420,782  $34,207  $8,443,416    $725,000   $1,450,000 $(5,571,262) $ (123,195) $ 4,233,166
                                     =========  =======  ==========    ========   ========== ===========  ==========  ===========
Net Loss for the Thirty-Nine
Period Ended September 27, 1998             --       --          --          --           --  (1,061,851)         --   (1,061,851)

    Balance - September 27, 1998     3,420,782  $34,207  $8,443,416    $725,000   $1,450,000 $(6,633,114) $ (123,195) $ 3,171,315
                                     =========  =======  ==========    ========   ========== ===========  ==========  ===========

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

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                    For the Thirty-Nine  For the Thirty-Nine
                                                                       Week Period           Week Period
                                                                    December 29, 1997     December 30, 1996
                                                                      to September 27,     to September 28,
                                                                            1998                1997
Operating Activities:
Net Cash - Operating Activities                                        $  (547,544)        $  (985,139)
                                                                       ===========         ===========

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                      --              69,402
Store Development and Unit Preopening Costs                                     --            (304,094)
Development and License Agreement                                               --                   0
Loan to Officer - Net                                                           --              82,636
                                                                       -----------         -----------

Net Cash - Investing Activities                                                 --            (152,056)
                                                                       ===========         ===========

Financing Activities:
Preferred Shares                                                           444,872                   0
Proceeds from Loan from Related Party                                           --             889,579
Repayment of Debt                                                               --            (110,952)
Proceeds from Sale of Common Stock                                              --                   0
Deferred Opening Costs                                                          --                   0
                                                                       -----------         -----------
Net Cash - Financing Activities                                            444,872             778,627
                                                                       ===========         ===========

Effect of Exchange Rate Changes on Cash                                         --                  --
                                                                       ===========         ===========

Net [Decrease]/Increase in Cash and Cash Equivalents                      (102,672)           (358,568)

Cash and Cash Equivalents - Beginning of Periods                           109,255             534,145
                                                                       -----------         -----------
Cash and Cash Equivalents - End of Periods                             $     6,583         $   175,577
                                                                       ===========         ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                               --
    Taxes Paid                                                                  --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                               --         $        --
    Taxes Paid                                                                  --             411,037

     Preferred Shares Issued in Exchange for Related Party Debt                 --           1,450,000

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

[B] Basis of Reporting

    The balance sheet as of September 27, 1998, the statements of operations for the period December 29, 1997 to September 27, 1998, and for the period December 30, 1996 to September 28, 1997, the statement of stockholders' equity for the period December 31, 1995 to September 27, 1998, and the statements of cash flows for the period December 29, 1997 to September 27, 1998 and for the period December 29, 1996 to September 28, 1997 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 28, 1998, and the results of its operations and cash flows for the twenty-six weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 28, 1997.

    Certain   reclassifications  may  have  been  made  to  the  1997  financial statements to conform to classification.

[C] Due To Related Parties

    Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of September 27, 1998, the balance due to Woodland for funds advanced to the Company was $1,519,912 which includes accrued interest payable of $293,787. This note has been extended to December 1998. During 1997, funds were advanced and repayments were made to Woodland of approximately $300,000.

    In June 1996, as partial consideration for the conversion of short-term advances to a note payable loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 166,667 shares of the Company's common stock at $7.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $30 for 10 consecutive trading days ending within five days of the notice of redemption. In December 1996, Woodland agreed to extend the note due until June 1998 and the shares of the Company's common stock at $5.25 per share for a term expiring December 31, 1999. Woodland agreed to extend the note due until September 1998. As of December 29, 1996, the note was recorded net of the fair value of these stock warrants at $694,556. Interest expense amortized on purchase warrants for the 52 week period ended December 28, 1997 is $130,000. The warrants were cancelled with conversion of the notes to equity.

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

Results of Operations -

The Company realized a net loss of $1,061,851 for the thirty-nine weeks ending September 27, 1998 which compares to a net loss of $1,110,149 for the same period in 1997. The results for operations in 1997 have been adjusted to eliminate the trading results of the UK and Australia. The net loss from 1997 to 1998 was reduced significantly reflecting the Company's effort to minimize expenses. The Company included the net loss of $674,480, its share of the loss experienced by Celebrated Group for the thirty nine weeks ended September 27, 1998.

Liquidity and Capital Resources

The Company's negative working capital as of September 27, 1998 was approximately $0.3 million as compared to a negative working capital of $0.4 million as of December 28, 1997. Total current assets were at $0.2 million as of September 27, 1998. Current liabilities reduced to $0.5 million from December 28, 1997.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                           December 29,        December 30,
                                                              1997                 1996
                                                               To                   To
                                                         September 27 ,     September 28, 1997
                                                              1998
                                                          In Thousands         In Thousands
           Net cash (used) in operating activities           $(548)               $(985)
           Cash (used) in investing                             --                 (152)
           Cash provided by financing                          445                  789


During the thirteen week period ended September 27, 1998, the Company used approximately $547,544 for operating activities. The Company had a net loss of approximately $387,419. The Company's accounts payable was reduced by approximately $334,285.

Cash generated by financing activities for the year was approximately $444,800, which include the proceeds from a loan from related parties of $444,800.

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

                           RED HOT CONCEPTS, INC.


Date:  November 12, 1998   By:   /s/ Colin Halpern
                                    Colin Halpern, President