Form 10KSB40
period 1998-12-27
RED HOT CONCEPTS INC
filed 1999-04-22
CIK 932623

21

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

 ---         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934
 ---

             For the fiscal year ended December 27, 1998

 ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/   /        SECURITIES EXCHANGE ACT OF 1934
 ---

             For the transition period from ____________ to ____________

                          Commission File No. 33-86166

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

     State issuer's revenues for its most recent fiscal year.
                                     $0.00

     As of April 1, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $1,424,430.


     As of April 1, 1999, there were 3,420,725 shares outstanding of the Registrant's Common Stock.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
                                     PART I

1.   Business................................................................ 4
2.   Properties.............................................................. 6
3.   Legal Proceedings....................................................... 6
4.   Submission of Matters to a Vote of
     Security Holders........................................................ 6


                                     PART II

5.   Market for the Registrant's Common
     Equity and Related Stockholder
     Matters................................................................. 8
6.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations........................................................... 9
7.   Financial Statements....................................................13
8.   Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure..............................................................13


                                    PART III

9.   Directors and Executive Officers
     of the Registrant.......................................................14
10.  Executive Compensation..................................................15
11.  Security Ownership of Certain Beneficial
     Owners and Management...................................................16
12.  Certain Relationships and Related
     Transactions............................................................17
13.  Exhibits and Reports on Form 8-K........................................19
     Signatures..............................................................21

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

During 1997, the Company operated five Chili's Restaurants, three in Australia and two in the United Kingdom. The Company opened its first Chili's Restaurant in the United Kingdom, in London, in October 1995 and opened two additional restaurants in March and May 1996. At the end of 1996, the Company closed one of its restaurants. In November 1995, the Company acquired its first two Chili's Restaurants in Australia through the purchase of a wholly-owned subsidiary of Brinker that owned the operating rights to those restaurants, one which was opened in August 1994 and the second in February 1995. The Company opened a third restaurant in Australia in September 1996.

On  December  15,  1997 the  Company  merged its  wholly  owned  United  Kingdom subsidiary, Restaurant House, with and into The Celebrated Group Plc ("Celebrated") pursuant to the Agreement dated November 18, 1997 by and between the Company and Celebrated ("the "Merger Agreement"). Pursuant to the Merger
Agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the Merger, the Company owns approximately 45.6% of Celebrated. As part of the Merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated. Upon the exercise of these options the Company would own approximately 50.51% of the outstanding shares of Celebrated. Celebrated is publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange.

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

As a result of the above transactions, the Company is a holding company the sole operation of which consists of the owning of approximately 46% of the outstanding equity of Celebrated which is recorded under the equity method. The Company is currently the single largest shareholder of Celebrated. The Company's common stock is owned 36% by Woodland Limited Partnership and 64% by the public. Woodland Limited Partnership owns 100% of Class A Convertible Preferred Stock, as well as, 100% of Class B Non Convertible Preferred Stock. Upon amendment and restatement of the Series A Convertible Preferred Stock and exchange of Class B Non-Convertible Preferred Stock into the Class A Convertible Preferred Stock, as discussed further in item 12, Woodland would own 56.94% of the common shares.

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

As of December 27, 1998, Celebrated's business interests included Chili's Restaurants, Starvin' Marvin' American diners, J.W. Johnson's theme bar-restaurants and the Llyndir Hall Hotel, a 3-star country house near the Welsh border in England. In late 1998 Celebrated decided to divest itself of its hotel business to enable it to focus its financial resources on developing its newly acquired Chili's concept. The hotel was being held for sale with an asking price of approximately $3.3 million. As of year end 1998, Celebrated owned and operated 10 restaurants.

The following is a brief description of Celebrated's restaurant operations during 1998:

         Starvin' Marvin's - Starvin' Marvin's is an American diner brand restaurant. The first of these American-style diners was opened in May 1993 and the business chain was purchased by Celebrated in August 1994. These restaurants are open from early in the morning until late at night, offering American-style deli food either as snacks or full meals. The restaurants are manufactured in the traditional diner style, out of stainless steel cladding that is pre-fabricated in the United States and shipped to the UK for final assembly. As of December 29, 1998, Celebrated owned and operated six (6) of these restaurants in the London, Manchester and Liverpool areas.

         During 1998, Celebrated introduced significant changes in menu and upgraded staff training, operating standards and personnel in its Starvin' Marvin's diners in an effort to reverse losses, improve sales and increase operational efficiencies. Positive sales trends were realized in 1998. No new openings occurred in 1998. To further reduce losses, the company sold one under performing unit and closed another.

         J.W. Johnson's - Celebrated acquired this all-day theme bar-restaurant from receivership in December 1993. The design incorporates a large bar area in front, with a restaurant in back, serving casual, international cuisine. At year-end 1998, Celebrated operated one (1) of these units, located in Manchester, England.

         In December 1997, a dispute with the landlord over trading patterns prompted the company to modify its operations of the business. Restaurant sales at the site fell off abruptly. Once resolved the business improved from June 1998 until the year end with average weekly sales of approximately $35,000. Celebrated does not intend to expand the concept.

         Chili's Grill & Bar Restaurants- Celebrated acquired the development rights for Chili's Restaurants in the United Kingdom through its acquisition of Restaurant House, the entity which owned the exclusive rights to own and operate Chili's Restaurants in the United Kingdom pursuant to an amended development and license agreement with Brinker.

         Chili's Restaurants are full service restaurants featuring a casual atmosphere and a limited menu of freshly prepared appetizers, chicken, beef and seafood entrees, hamburgers and other sandwiches, salads, barbecue ribs, fajitas and other southwestern and Mexican-style cuisine, desserts and a full-service bar. Emphasis is placed on serving substantial portions of high quality food at modest prices and providing excellent service. Chili's Restaurants consist of booth seating, tile-top tables, hanging plants and wood and brick walls covered by interesting memorabilia. Chili's Restaurants are generally open between 12 and 14 hours a day, seven days a week, for lunch, dinner and late-night meals, and feature quick, efficient table service designed to minimize customer waiting time and facilitate customer turnover.

         Celebrated's exclusive development rights for these restaurants in the United Kingdom are governed by the terms of the Chilis' Development and Licensing Agreement ("the UK Development Agreement"). The UK Development Agreement grants the exclusive right until November, 2006 to develop and operate Chili's restaurants within a defined period so long as Celebrated has open and operating a minimum number of restaurants in accordance with a development schedule during the term of the agreement. Celebrated was required to have open and operating a minimum number of four Chili's restaurants by November 1, 1998. If Celebrated falls behind the development schedule by more than one restaurant in any given year, Celebrated could lose its exclusive development rights. If at the end of the term of the UK Development Agreement Celebrated is in compliance with the agreement, it may be renewed for any additional ten year period. At year end 1998, Celebrated had open and operating three Chili's Restaurants. In February 1999, Celebrated opened its fourth Chili's restaurant. Celebrated has begun negotiating on two additional restaurant sites upon which it intends to develop restaurants during 1999. Celebrated expects to open these facilities prior to the end of this year and anticipates having 11 restaurants open by the end of the year 2000.

Average weekly sales in the Cambridge Chili's for 1998 are $63,000, as compared to 1997 weekly sales of $62,000. Average weekly sales for the Canary Wharf Chili's for 1998 are $57,700, as compared to $49,000 for 1997.

Celebrated did not pay a dividend in 1998 but used the cash for reinvestment and the expansion of Chili's.


Item 2.   Properties

The  Company  also   subleases   its  US  office  from  a  related  party  on  a
month-to-month lease. The total for this facility is $768.00 per month.


Item 3.   Legal Proceedings

The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.


Item 4.   Submissions of Matters to a Vote of Security Holders

A special meeting of stockholders was held November 3, 1997 to vote on a proposal to reverse split outstanding shares three-to-one. Total number of votes cast was 10,587,442, with 10,305,887 For, 256,020 Against, and 25,535
Abstaining.

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 27, 1998.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:


         Name                  Age      Position

         Colin Halpern         62      President
         H. Michael Bush       44      Chief Financial Officer and Secretary


Colin Halpern has served as President and Director of the Company since June 1994. He also currently serves as a member of the Board of Directors of the Celebrated Group Plc, President, Secretary, Treasurer and Director of Crescent Capital, Inc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994 and August 1983, respectively. Mr. Halpern also serves as the Chairman of the Board of International Franchise Systems Inc., a company operating certain restaurants in the United Kingdom. From 1985 to the present, Mr. Halpern has also served as the Chairman of Universal Service Corp. Mr. Halpern was formerly the President and Chief
Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

H. Michael Bush has served as Chief Financial Officer and Secretary of the Company since November 1995. Mr. Bush also currently serves as Chief Executive Officer of the Celebrated Group Plc, since February 1998. Mr. Bush served as President and Chief Financial Officer of International Franchise Systems, Inc. from December 1995 through October 1998. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Controls and Joint Venture Reporting and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked for Unisys. Mr. Bush is a certified public accountant.

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

         The high and low sale prices of the Common Stock and Units as reported by NASDAQ were as follows:

                                                  1999*
                                                  -----
                                    Common                     Units
                               High           Low         High         Low

         First Quarter        $1.1875       $0.4062       Unit Not Traded

                                                  1998*
                                                  -----
                                    Common                     Units
                               High           Low         High         Low

         First Quarter        $3.125          $2.25       Unit Not Traded
         Second Quarter         2.75           1.25       Unit Not Traded
         Third Quarter         2.625           1.45       Unit Not Traded
         Fourth Quarter         2.75           0.50       Unit Not Traded

                                                  1997*
                                                  -----
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

                                                  1996*
                                                  -----
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

Dividends
The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings to finance future developments. The Company's ability to pay dividends in the future is dependent upon the receipt of dividends from Celebrated. The Company does not anticipate that Celebrated will pay dividends in 1999.

Number of Stockholders
As of April 1, 1999, there were 82 record holders of the Company's Common Stock and 60 record holders of the Class B Warrants. The Company believes there are approximately 1500 beneficial owners of the Company's Common Stock.


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

During 1997, the Company operated five Chili's Restaurants, three in Australia and two in the United Kingdom. The Company opened its first Chili's Restaurant in the United Kingdom, in London, in October 1995 and opened two additional restaurants in March and May 1996. At the end of 1996, the Company closed one of its restaurants. In November 1995, the Company acquired its first two Chili's Restaurants in Australia through the purchase of a wholly-owned subsidiary of Brinker that owned the operating rights to those restaurants, one which was opened in August 1994 and the second in February 1995. The Company opened a third restaurant in Australia in September 1996.

On  December  15,  1997 the  Company  merged its  wholly  owned  United  Kingdom subsidiary, Restaurant House, with and into The Celebrated Group Plc ("Celebrated") pursuant to the Agreement dated November 18, 1997 by and between the Company and Celebrated ("the "Merger Agreement"). Pursuant to the Merger
Agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the Merger, the Company owns approximately 45.6% of Celebrated. As part of the Merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated. Upon the exercise of these options the Company would own approximately 50.51% of the outstanding shares of Celebrated. Celebrated is publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange.

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

As a result of the above transactions, the Company is a holding company the sole operation of which consists of the owning of approximately 46% of the outstanding equity of Celebrated which is recorded under the equity method. The Company is currently the single largest shareholder of Celebrated. The Company's common stock is owned 36% by Woodland Limited Partnership and 64% by the public. Woodland Limited Partnership owns 100% of Class A Convertible Preferred Stock, as well as, 100% of Class B Non Convertible Preferred Stock. Upon amendment and restatement of the Series A Convertible Preferred Stock and exchange of Class B Non-Convertible Preferred Stock into the Class A Convertible Preferred Stock, as discussed further in item 12, Woodland would own 56.94% of the common shares.

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

Since the merger in December 1997 Celebrated opened its third Chili's restaurant in October 1998 and opened its fourth Chili's restaurant in February 1999. Celebrated Group is currently negotiating two additional stores which will be open and operating before the year end of 1999. That will bring the total number of Chili's restaurants operated by Celebrated Group to six.

Results of Operations

The Company realized a net loss of approximately $2.6 million for the fifty-two week period ended December 27, 1998. This was attributable to a $2.1 million loss from the Celebrated Group and continuing general and administrative expenses of the company of $0.5 million including interest expense. The company net income for 1997 was approximately $2.1 million. The main reason for the reduction in income is that in 1997 the company sold the Australian Chili's to Brinker realizing a $1.5 million gain, as well as merging Restaurant House with Celebrated Group for a net gain of $3.4 million.

At the present time the company is evaluating its assets to determine the best way to increase shareholder value. The following table sets forth expenses as a percentage of total revenue earned at Chili's Grill and Bar restaurants for the period ended December 27, 1998 and for the period ended December 28, 1997.

                                            1998                  1997
                                            ----                  ----
                                            CHILI'S              CHILI'S
                                               UK                   UK
Revenues                                     100%                  100%
Costs and Expenses
     Food & Beverage                          31%                   32%
     Restaurant Labor                         19%                   19%
     Restaurant Expense                       12%                   12%
     Royalties                                 2%                    2%
     Fixed Restaurant Expense                 11%                   11%
                                            -----                 -----
Total Costs and Expenses                      75%                   76%
Gross Margin (Loss)                           25%                   27%
General & Administrative                      10%                   23%
Depreciation/Amortization                      7%                    7%
Operating Income (Loss)                        8%                  ( 6%)
Other Income (Expense)                         0%                   (2%)
                                            -----                 -----
Net Income Before Sale
Of Subsidiary/(Loss)                           8%                   (8%)

Comparison of the Fifty-Two Week Period Ended December 27, 1998 and December 28, 1997.

                                          1998                       1997
         Revenues                      $6,316,365                $5,102,299
         Operating Income/(Loss)          505,560                  (312,147)



United Kingdom

Revenues
Revenues for the three restaurants as of December 27, 1998 totaled $6.3 million as compared to $5.1 million in 1997. The significant increase in revenue of approximately $1.2 million was principally related to operational improvements in the restaurants. During 1998, and the opening of the third Chili's restaurant in October 1998. The Company emphasized adherence to Brinker standards and procedures, training, customer awareness and implemented a market plan focusing on food shots to create brand identity of Chili's Grill & Bar. All of the changes, in complement with a new menu rollout, resulted in an increase in average weekly sales for 1998 of approximately 15%.

Cost and Expenses
Restaurant cost of food, labor, variable and fixed expenses totaled $4.7 million for the period ended December 27, 1998. This is an increase of $0.5 million for the year ended December 27, 1998. The increase was principally related to increase revenues in 1998 versus 1997. Food costs as a percentage of revenue fell from 32% in 1997 to 31% in 1998 as the Company improved purchasing power through economics of scale and sourcing more products locally. Labor costs as a percentage of revenue remained the same 19% in 1998 as the Company maintained its level of work productivity. Restaurant expense and fixed costs as a percentage of revenue remain constant at 23% for 1998. In 1998, percentage of fixed cost remained 11% due to the opening of the new restaurant. The fixed cost of the new location offset a reduction in the original locations.

General and Administrative Expense
The total cost of general and administrative expenses for the fifty-two weeks ended December 27, 1998 were $630,000 or approximately 10% of revenues. General and administrative costs in 1997 were $1.1 million or 23% of revenues. The administrative costs to run the three restaurants were reduced significantly in an effort to achieve overall profitability in the United Kingdom. In 1997, significant costs were incurred to develop the brand, hire and train personnel.

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

The Company

The Company's negative working capital as of December 27, 1998 was approximately $146,000 as compared to negative working capital of $168,000 on December 28, 1997. Total current assets were $68,693 on December 27, 1998 and $368,454 on December 28, 1997. Current liabilities decreased by approximately $322,000 in 1998 to $215,000 from $537,000 in 1997. The primary decrease in current assets and liabilities was attributed to the merger of the UK operations into Celebrated and the sale of the Australian operations.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                         December 29, 1997   December 30, 1996
                                                  to                  to
                                         December 27, 1998   December 28, 1997
                                            In Thousands        In Thousands
Net cash (used) in operating activities       $ (641)             $ (1,709)
Cash (used) in investing                      (    0)             (     21)
Cash provided by financing                       544                 1,414


During the fiscal year ended December 27, 1998, the company used approximately $641,000 for operating activities and for the year ended December 28, 1997, the Company used approximately $1.7 million for operating activities. The Company had a net gain of approximately $2.1million which was reduced by non-cash adjustments of $3.6 million. Accounts receivable decreased by approximately $20,000, inventories decreased by $23,000 and an increase of prepaid expenses of $6,000. The accounts payables, accrued liabilities, and other payables decreased by approximately $185,000.

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

The Company has a month to month lease for its U.S. corporate office.

In Australia, Brinker has assumed obligation for the existing leases and Company commitments on new restaurants sites. The Company's only obligation in Australia is to pay the trade payables of approximately $30,000.

On December 27, 1998 the company converted $1,500,000 of loans and accrued interest from a related party, into 100,000 shares of Series A Convertible 8% Preferred Stock. The Company's Board of Directors approved this agreement.

The company intends to amend and restate the Series A Preferred Stock terms. The company will authorize an additional 1,900,000 shares. The then total of 2,000,000 shares will be changed to $2.00 par value. The agreed dividend will be 8% and will be cumulative. The shares will have a liquidation preference of $2.00 plus an amount equal to an imputed dividend of 8% per annum. In addition, the shares will be convertible into 1.1 common shares for each preferred share.

After amendment of the Series A Preferred Stocks, Woodland has agreed to exchange its 725,000 shares of Series B Non-Convertible Preferred Stocks for 725,000 shares of Series A Preferred Stocks. In addition, 100,000 shares of Series A Convertible Preferred Stocks will be amended to 750,000 shares of $2.00 par value Series A Preferred Stocks.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount and the rescheduling of payment terms on the advances from Woodland Limited Partnership. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short term. The Company does not anticipate that Celebrated will pay dividends in 1999. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of it the Company is unable to raise more funds, the Company will reduce its holdings in Celebrated.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Moore Stephens, P.C. were previously the principal accountants for Red Hot Concepts, Inc. On April 9, 1999, that firms appointment as principal accountants was terminated. The decision to terminate was approved by the board of directors on April 6, 1999. In connection with the audits of the fiscal years ended December 28, 1997 and the subsequent interim period, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject of the disagreement.

The audit reports of Moore Stephens, P.C. on the consolidated financial statements of Red Hot Concepts, Inc. and subsidiaries as of and for the years ended December 28, 1997 and December 29, 1996, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than the uncertainty as to the ability of the company to continue as a going concern.

On April 6, 1999, Red Hot appointed Wayne P. Hickey, P.C. to replace Moore Stephens, P.C. as their independent auditors of Red Hot for the fiscal year ended December 27, 1998.

The company has agreed to provide indemnification to Moore Stephens, P.C. subject to certain conditions, for legal and other costs that might be incurred in defending itself in the event of threatened or actual litigation in connection with the resources of its auditors report on the financial statement of the company.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

Colin Halpern, age 62, has served as Chairman of the Board since June 1994, and served as President of the Company from June 1994 until August 1996 and again from May 1997 to present. He serves as Chairman of the Board of International Franchise Systems, Inc., a position he has held since December 1993. He served as President of International Franchise Systems, Inc. from December 1993 until May 1996. He also currently serves as President, Secretary, Treasurer and Director of Crescent Capital, Director of Celebrated Group Plc., and President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

H. Michael Bush, age 44, has served as Chief Financial Officer and Secretary since joining the Company in November 1995. Mr. Bush also serves as Chief Financial Officer and Secretary of International Franchise Systems, Inc., the UK licensee of Domino's Pizza. Since May 1996, Mr. Bush has served as Acting President of International Franchise Systems, Inc. In addition, Mr. Bush is currently serving as Chief Executive Officer of the Celebrated Group Plc, the company that merged with Red Hot Concepts, Inc. in December 1997. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Accounting Manager and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked at Unisys. Mr. Bush is a certified public accountant.

Robert Pace Flack, age 61, has served as a director of the Company since December 1995. Since December 1995, he has served as Chief Executive Officer, President and Director of Kona Restaurant Group, Inc. He is also currently serving as a management consultant for business development and for the food service industry as a director of Business Development Services, a private company. From June 1989 to December 1994, Mr. Flack has held several positions and most recently served as the President and Chief Executive Officer of Sonic Industries, a NASDAQ listed, fast food service, drive-in restaurant chain with over 1,300 outlets, 90% of which are franchised. He has served in senior management positions with several restaurant companies including El Chico Corporation (NASDAQ), Pizza Inn, Inc. (AMEX) and Village Kitchen Foods, Inc. Mr. Flack is a member of the National Restaurant Association and the International Franchise Association. Mr. Flack is also a director of International Franchise Systems, Inc. and of Lincoln National Bank, Oklahoma.

Aaron L. Lebedow, age 63, has served as a director of the Company since January 1998. Mr. Lebedow is founder and President of Global MarkeTactics, a market planning consulting firm, and a position he has held since 1994. From 1966 to 1993, Mr. Lebedow served as Chairman and co-founder of Technomic Consultants International, a strategic marketing consulting firm with offices globally. Mr. Lebedow serves as a director for the Council of Jewish Elderly, a position he has held since 1987.


Item 10.    Executive and Director Compensation

Summary Compensation Table

      The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended December 27, 1998 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                         Long-Term Compensation
                               Annual Compensation                              Awards
                           --------------------------------         --------------------------------
                                                                         Other         Restricted        Securities
Name and                                Salary                          Annual           Stock           Underlying      All Other
Principal                           Compensation      Bonus         Compensation        Award (s)         Options      Compensation
Position                   Year          ($)          ($)(1)             ($)(2)           ($)                (#)           ($)
------------               ----     ------------     -------        ------------      -----------        -----------   ------------
Colin Halpern             1998(3)       72,000           0              27,238            0                    0            0
President(3)              1997(3)       72,000        10,000            27,238            0                3,332            0
                          1996          72,000           0              15,840            0                1,666            0

H. Michael Bush           1998          37,333           0                 0              0                    0            0
Chief Financial Officer,  1997          66,667        10,000               0              0                    0            0
Secretary                 1996          50,000        10,000               0              0               30,000            0


(1) Represents amounts paid under the Company bonus plan.

(2) For 1998, Colin Halpern's compensation includes $15,840 car allowance and $7,443 for insurance and for 1997 includes $15,840 car allowance and $7,443 for insurance and for 1996 includes $15,840 car allowance. Where no amount is given, the dollar value of perquisites paid to the named executive officer does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Colin Halpern has served as President since May 1997.


The  following  tables  set  forth,  as  to  the  executive  officers,   certain
information relating to options for the purchase of Common Stock granted and exercised during fiscal year 1998 and held at the end of fiscal year 1998.

                        Option Grants in Last Fiscal Year

                                Individual Grants

  Name   Options   % of Total Options Granted    Exercise or     Expiration Date
         Granted   to Employees in Fiscal Year   Base Price(1)
         (#)(1)
                              None

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


                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

                                                          # of Securities     # of securities        Value of          Value of
                                                             Underlying          underlying        unexercised        unexercised
                                                            Unexercised         unexercised        in-the-money      in-the-money
                              Shares          Value          Options at         options at          option at          option at
                            acquired on      Realized          FY-End             FY-End            FY-End (1)        FY-End (1)
          Name              exercise (#)        ($)          Exercisable       Unexercisable        Exercisable      Unexercisable
          ----              ------------        ---          -----------       -------------        -----------      -------------
Colin Halpern                    0               0              3,332               1,666              $ --               $ --
H. Michael Bush                  0               0             19,999              10,001              $ --               $ --

(1) Represents the difference between the option exercise price and the closing market price for the Company's Common Stock.

Director Compensation

Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors receive an annual fee of $5,000 and a fee of $1,000 for each board, committee, and shareholder meeting attended. During fiscal year 1998, non-employee directors participated in the 1996 Non-Employee Directors Stock Option Plan (See Note 16A of Notes to Financial Statements), which plan was adopted by the shareholders at the 1997 annual meeting of shareholders. During fiscal year 1998, Mr. Melvin Lazar was granted options to acquire 6,664 shares of common stock (reflecting the November 28, 1997 three-for-one reverse stock split) at an exercise price of $8.25, $3.9375, $1.50 and $4.03 (1,666 shares at each price) under the plan. These options have expired. In addition, Mr. Franklin Abelman was granted options to acquire 3,332 shares of common stock at an exercise price of $8.25 and $3.9375 (1,666 shares at each price) under the plan. These options have also expired.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of April 1, 1999 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On April 1, 1999, there were 3,420,725 shares of the Company's Common Stock and options outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                  Amount and Nature of         Percentage of
  Beneficial Owner                    Beneficial Ownership             Class

Woodland Limited Partnership(1)             1,245,833                   36%
1301 K Street, NW, Suite 1100
Washington, DC  20005

Colin Halpern                                  23,332(2)                  *

Robert P. Flack                                21,666(2)                  *

Aaron L. Lebedow                               20,000                     *

All directors and officers
as a group (3 persons)                         64,998(2)                  *

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

(2) Represents options to purchase shares of Common Stock exercisable within 60 days of April 1, 1999.


Item 12.   Certain Relationships and Related Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the company. As of December 28, 1997, the balance due to Woodland for funds advanced to the company was $1,011,317, which included accrued interest payable of $230,065. This note was due in June 1998. In May 1998 the due date was extended to January 1999. During 1998, additional funds were advanced to the company from Woodland of $488,683 including accrued interest for the current period. The total of these amounts for 1997 and 1998, totaling $1,500,000 were converted to 100,000 shares of Series A Convertible 8% Preferred Stock at December 27, 1998.

The company intends to amend and restate the Series A Preferred Stock terms. The company will authorize an additional 1,900,000 shares. The then total of 2,000,000 shares will be changed to $2.00 par value. The agreed dividend will be 8% and will be cumulative. The shares will have a liquidation preference of $2.00 plus an amount equal to an imputed dividend of 8% per annum. In addition, the shares will be convertible into 1.1 common shares for each preferred share.

After amendment of the Series A Preferred Stocks, Woodland has agreed to exchange its 725,000 shares of Series B Non-Convertible Preferred Stocks for 725,000 shares of Series A Preferred Stocks. In addition, 100,000 shares of Series A Convertible Preferred Stocks will be amended to 750,000 shares of $2.00 par value Series A Preferred Stocks.

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

In March 1997, the Company agreed with Woodland Limited Partnership to convert $750,000 of long-term debt to 100,000 $1.00 par value Series A convertible preferred shares. On September 25, 1997, Woodland agreed to exchange its $1.00 par value Series A non-convertible preferred shares to 375,000 $2.00 par value Series B non-convertible preferred shares.

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

On December 27, 1998, Woodland agreed to convert $1,500,00 working capital loans and accrued interest, as well as, 725,000 shares of $2.00 Par Value Series B Non-Convertible 8% Preferred Stock into 1,475,000 shares of $2.00 Par Value Series B Convertible 8% Preferred Stock. The agreed dividend is 8% and is cumulative.

At December 27, 1998, dividends in arrears on the Series B Non-Convertible Preferred Stock amounted to $174,000 or $0.24 per share.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. IFS charged a management fee to the Company for administrative services for the year ended December 28, 1997 of $45,000. IFS and one of its wholly-owned subsidiaries sublease a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. The remaining amount was assumed by Celebrated Group.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. During 1996, the total amount advanced to Mr. Halpern was $15,148 with repayments of $35,000. At December 27, 1998 and December 28, 1997, the total amount due to the Company is $31,149.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 27, 1998 was $32,000. At December 27, 1998 there was a balance of $94,500 due and owing by the Company to this firm.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS until October 1998. For the year ended December 28, 1997 the charge for his services was $130,000 and was allocated between the two companies. The Chief Financial Officer of the company is also is Chief Financial Officer and the Chief Executive Officer of the Celebrated Group, Plc.

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

(b)      Reports on Form 8-K

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


                                                   RED HOT CONCEPTS, INC.



                                                   By:/s/Colin Halpern
                                                      --------------------------
                                                      Colin Halpern, President

                                                   Date:  April 21, 1999


          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Colin Halpern            President and Director              April 21, 1999
----------------------      (Chief Executive Officer)
Colin Halpern


/s/H. Michael Bush          Chief Financial Officer             April 21, 1999
----------------------      and Secretary (Principal
H. Michael Bush             Financial and Accounting
                            Officer


/s/Robert Pace Flack        Director                            April 21, 1999
----------------------
Robert Pace Flack

/s/Aaron L. Lebedow         Director                            April 21, 1999
----------------------
Aaron L. Lebedow

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

Independent Auditor's Report..........................................F-1...F-2

Consolidated Balance Sheet as of December 27, 1998....................F-3...F-4

Consolidated Statements of Operations for the fifty-two weeks ended
December 27, 1998 and December 28, 1997...............................F-5

Consolidated Statements of Stockholders' Equity for the period
December 28, 1997 to December 27, 1998................................F-6

Consolidated Statements of Cash Flows for the fifty-two weeks ended
December 27, 1998 and December 28, 1997...............................F-7...F-8

Notes to Consolidated Financial Statements............................F-9...F-22





                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


     We have audited the accompanying consolidated balance sheet of Red Hot Concepts, Inc. and its subsidiaries as of December 27, 1998, and the related consolidated statement of operations, stockholders' equity, and cash flows for the fifty-two week period ended December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 27, 1998, and the consolidated results of their operations and their cash flows for the fifty-two week period ended December 27, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have utilized $641,144 in cash for operations; and have a working capital deficit of $146,373 that raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                    WAYNE P. HICKEY, P. C.
                                                    Certified Public Accountant.

Bohemia, New York
April 10, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Red Hot Concepts, Inc. and its subsidiaries for the fifty-two week period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Red Hot Concepts, Inc. and its subsidiaries for the fifty-two week period ended December 28, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. The December 28, 1997 consolidated financial statements of Red Hot Concepts, Inc. and its subsidiaries reflect recurring losses from operations; utilization of $1,709,064 in cash for operations; and a working capital deficit of $168,676 that raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                    MOORE STEPHENS, P.C.
                                                    Certified Public Accountant.

Cranford, New Jersey
May 22, 1998

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 27, 1998
--------------------------------------------------------------------------------

                                                 December 27,
Assets:                                               1998
                                                 -------------
Current Assets:
   Cash                                          $    12,293
   Restricted Cash                                    30,000
   Due from Celebrated Group                          26,400
   Prepaid Expenses                                        0
   Accrued Interest Receivable                             0
                                                 -----------

   Total Current Assets                          $    68,693
                                                 -----------

Property and Equipment:
   Furniture and Fixtures                        $    10,861
   Less:  Accumulated Depreciation                    (6,164)
                                                 -----------

   Property and Equipment - Net                  $     4,697
                                                 -----------

Other Assets:
   Officer Loan Receivable                       $    31,149
   Investment in Celebrated Group                  3,257,096
                                                 -----------

   Total Other Assets                            $ 3,288,245
                                                 -----------

   Total Assets                                  $ 3,361,635
                                                 ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 27, 1998
--------------------------------------------------------------------------------


                                                                    December 27,
                                                                        1998
                                                                    ------------
Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                            $   215,066
                                                                    -----------

Long-Term Liabilities:
   Accrued Interest Payable - Related Party                                   0
   Due to Related Party                                             $    55,500
                                                                    -----------

   Total Long-Term Liabilities                                      $    55,500
                                                                    -----------

Commitments and Contingencies [16]                                            0

Stockholders' Equity:
   Series A Convertible 8% Preferred Stock, $1.00 Par Value
     100,000 Shares Authorized, Issued and Outstanding                1,500,000

   Series B Non-Convertible 8% Preferred Stock, $2.00 Par Value
     725,000 Shares Authorized, Issued and Outstanding                1,450,000

   Common Stock, 12,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                             34,207

   Additional Paid-in Capital                                         8,443,416

   Accumulated Deficit                                               (8,213,359)

   Accumulated Other Comprehensive Income                              (123,195)
                                                                    -----------

   Total Stockholders' Equity                                       $ 3,091,069
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 3,361,635
                                                                    ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                Fifty-Two Weeks Ended
                                                           December 27,         December 28,
                                                             1 9 9 8              1 9 9 7
                                                             -------              -------

Revenues                                                  $          0         $ 11,111,274
                                                          ------------         ------------

Cost of Revenues:
   Cost of Revenues                                                  0            3,517,890
   Restaurant Expense                                                0            6,044,690
                                                          ------------         ------------

   Total Cost of Revenues                                            0            9,562,580
                                                          ------------         ------------

   Gross Margin                                                      0            1,548,694

General and Administrative Expenses                            451,402            2,966,720

Depreciation and Amortization                                    1,524              777,833
                                                          ------------         ------------

   Operating Loss                                             (452,926)          (2,195,859)
                                                          ------------         ------------

Net (Loss) of Unconsolidated Investee                       (2,118,694)                   0
                                                          ------------         ------------

Other Income [Expense]:
   Other Income                                                      0               15,383
   Interest Income                                               5,409               46,052
   Interest Expense - Related Party                            (75,886)            (613,219)
   Gain on Merger of UK Subsidiary into Celebrated                   0            3,379,520
   Gain on Sale of Rights in Chili's Restaurants                     0            1,490,016
                                                          ------------         ------------

   Other Income [Expense] - Net                                (70,477)           4,317,752
                                                          ------------         ------------

   Income [Loss] Before Income Tax Expense                  (2,642,097)           2,121,893

Federal and State Income Tax Expense                                 0                    0
                                                          ------------         ------------

   Net Income [Loss]                                        (2,642,097)           2,121,893

Preferred Stock Dividends                                     (116,000)             (58,000)
                                                          ------------         ------------

   Net Income [Loss] Available to Stockholders            $ (2,758,097)        $  2,063,893
                                                          ============         ============

Net Income [Loss] Per Common Share:
   Basic                                                  $       (.81)        $        .58
                                                          ============         ============

   Weighted Average Number of Shares Outstanding             3,420,725            3,585,713
                                                          ============         ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                           Series B
                                                                                       Non-Convertible
                                               Common Stock [11E]      Additional      Preferred Stock
                                             Number of                  Paid-in       Number of
                                              Shares         Amount     Capital        Shares     Amount
                                              ------         ------     -------        ------     ------
Balance - December 29, 1996                  3,087,449       30,874    8,945,789            --           --

Issuances of Common Stock [9C]                 333,333        3,333       (3,333)           --           --
Convertible Debt to Preferred Stock [9D]            --           --           --       725,000    1,450,000
Adjustment for Unamortized Value of
Warrants Cancelled [7]                              --           --     (499,040)           --           --
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997                    --           --           --            --           --
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                        --           --           --            --           --

Comprehensive Income                                --           --           --            --           --
                                             ---------      -------   ----------       -------   ----------

Balance - December 28, 1997                  3,420,782      $34,207   $8,443,416       725,000   $1,450,000

Issuances of Common Stock [9C]                      --           --           --            --           --
Non-Convertible Preferred Stock Converted           --           --           --            --           --
 To Convertible Preferred Stock

Notes Payable Converted to Convertible              --           --           --            --           --
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                    --           --           --            --           --

Comprehensive Income                                --           --           --            --           --
                                             ---------      -------   ----------       -------   ----------

Balance - December 27, 1998                  3,420,782      $34,207   $8,443,416       725,000   $1,450,000
                                             =========      =======   ==========       =======   ==========

                                                  Series A
                                                 Convertible                                 Accumulated
                                               Preferred Stock       Compre-                     Other          Total
                                             Number of               hensive    Accumulated  Comprehensive  Stockholders'
                                              Shares       Amount    Income      [Deficit]      Income         Equity
                                              ------       ------    ------      ---------      ------         ------
Balance - December 29, 1996                     --           --           --    (7,693,155)      (57,170)    1,226,338

Issuances of Common Stock [9C]                  --           --           --            --            --            --
Convertible Debt to Preferred Stock [9D]        --           --           --            --            --     1,450,000
Adjustment for Unamortized Value of
Warrants Cancelled [7]                          --           --           --            --            --      (499,040)
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997                --           --    2,121,893     2,121,893            --     2,121,893
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                    --           --      (66,025)           --       (66,025)      (66,025)
                                                                 -----------
Comprehensive Income                            --           --    2,055,868            --            --            --
                                           -------   ----------  ===========   -----------     ---------    ----------

Balance - December 28, 1997                     --           --                $(5,571,262)    $(123,195)   $4,233,166

Issuances of Common Stock [9C]                  --           --           --            --            --            --
Non-Convertible Preferred Stock Converted       --           --           --            --            --            --
 To Convertible Preferred Stock

Notes Payable Converted to Convertible     100,000    1,500,000           --            --            --     1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                --           --   (2,642,097)   (2,642,097)           --    (2,642,097)
                                                                 -----------
Comprehensive Income                            --           --   (2,642,097)           --            --            --
                                           -------   ----------  ===========   -----------     ---------    ----------

Balance - December 27, 1998                100,000   $1,500,000                $(8,213,359)    $(123,195)   $3,091,069
                                           =======   ==========                ===========     =========    ==========

Foreign Currency Translation:
Prior to December 28, 1997, the functional currency for the Company's United Kingdom subsidiary and Australian subsidiary was the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. For the period December 27, 1998 the translation from British pound sterling into U.S. dollars for the investment in the Celebrated group was done using current exchange rates in effect at year end.


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             Fifty-Two Weeks Ended
                                                                        December 27,      December 28,
                                                                           1 9 9 8          1 9 9 7
                                                                           -------          -------
Operating Activities:
   Net Income [Loss]                                                     $(2,642,097)     $ 2,121,893
                                                                         -----------      -----------
   Adjustments to Reconcile Net Income [Loss] to
    Net Cash [Used for] Provided by Operating Activities:
     Depreciation and Amortization                                             1,524          777,833
     Loss on Sale of Fixed Assets                                                  0            6,295
     Loss on Writeoff of Intangible Assets                                         0           78,515
     Offset of Officer Loan Receivable Against Consulting Agreement                0           78,398
     Net Loss of Unconsolidated Investee                                   2,118,694                0
     Amortization of Warrant Cost                                                  0          246,000
     Gain on Sale of Assets of CTG and Rights in Chili's Restaurants               0       (1,490,016)
     Gain on Merger of UK Subsidiary into Celebrated                               0       (3,379,520)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                   165,586           19,740
       Inventories                                                                 0           23,425
       Prepaid Expenses and Other Current Assets                              37,213           (6,552)

     Increase [Decrease] in:
       Accounts Payable                                                     (322,064)        (282,959)
       Accrued Expenses                                                            0          105,000
       Other Payables and Accrued Interest                                         0           (7,116)
                                                                         -----------      -----------

     Total Adjustments                                                   $ 2,000,953      $(3,830,957)
                                                                         -----------      -----------

   Net Cash - Operating Activities                                       $  (641,144)     $(1,709,064)
                                                                         -----------      -----------

Investing Activities:
   Purchase of Furniture and Fixtures                                              0          (20,965)
                                                                         -----------      -----------

   Net Cash - Investing Activities                                       $         0      $   (20,965)
                                                                         -----------      -----------

Financing Activities:
   Advances from Related Parties                                             544,182          965,184
   Payments to Related Parties                                                     0         (859,715)
   Repayment of Loan                                                               0       (1,347,100)
   Net Proceeds from Sale of Assets of CTG and
     Rights in Chili's Restaurants                                                 0        2,655,141
                                                                         -----------      -----------

   Net Cash - Financing Activities                                       $   544,182      $ 1,413,510
                                                                         -----------      -----------

Effect of Exchange Rate Changes on Cash                                  $         0      $  (108,374)
                                                                         -----------      -----------

   Net [Decrease] in Cash - Forward                                      $   (96,962)     $  (424,893)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  Fifty-Two Weeks Ended
                                                                              December 27,     December 28,
                                                                                1 9 9 8          1 9 9 7
                                                                                -------          -------
   Net [Decrease] in Cash - Forwarded                                        $   (96,962)     $  (424,893)

Cash - Beginning of Periods                                                      109,255          534,148
                                                                             -----------      -----------

   Cash - End of Periods                                                     $    12,293      $   109,255
                                                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                $         0      $   613,219
     Income Taxes                                                            $         0      $         0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Conversion of Related Party Debt to Preferred Stock                       $ 1,500,000      $ 1,450,000

   Cancellation of Warrants                                                  $         0      $   499,040


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

Description and Nature of Business - The Company had the exclusive right to own and operate Chili's Grill and Bar restaurants ["Chili's Restaurants"] pursuant to development and license agreements, in the UK, Australia and New Zealand. On December 15 and December 19, 1997, Red Hot sold the exclusive rights for the UK and Australia/New Zealand restaurants, respectively. As a result, the Company is a holding company, the sole operation of which consists of its ownership of Celebrated recorded using the equity method. Celebrated was initially formed to develop and operate mid-priced hotels. Celebrated has expanded its business operations to include several restaurants chains operating throughout Great Britain. Celebrated is a public company, 45.6% of which is owned by the Company and 54.5% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange. Celebrated owns the exclusive rights for Chili's Restaurants in the UK, along with other concepts.


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

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements were amortized over the lesser of the useful life of the improvements or the lease term, which averaged 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 27, 1998 and December 28, 1997 was $1,524 and $529,850, respectively.

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

Advertising and Promotion Expense - In accordance with development and license agreements [See Notes 15A and 15B], the Company is required to spend a minimum of 1/2 of 1% of the prior year's average annual gross receipts on advertising and promotion. Advertising and promotion costs are expensed as incurred. Advertising and promotion costs for the fifty-two week periods ended December 27, 1998 and December 28, 1997 were $0 and $472,786, respectively.

Earnings [Loss] Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 27, 1998 and December 28, 1997, have been calculated in accordance with SFAS No. 128.

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

Potential common shares of 2,699,847 are not currently dilutive, but may be in the future.

Foreign  Currency  Translation  - For the period  prior to  December  28,  1997, balance sheet amounts denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the year end rate of exchange. Operational results denominated in British pound sterling and Australian dollars have been translated into U.S. dollars using the average yearly rate of exchange. For the period ended December 27,1998 the investment in Celebrated Group has been translated into U.S. dollars using the current rates at year end.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. As of December 27, 1998, management expects these assets to be fully recoverable.

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

Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to the December 27, 1998 presentation.

[3] Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Since the Company's operations commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $510,926 and $2,195,859 for the fifty-two week periods ended December 27, 1998 and 1997, respectively. The Company had a working capital deficit of $146,373 and an accumulated deficit at December 27, 1998 of $8,213,359. The Company has been funded through December 27, 1998 through loans from related parties and affiliated entities, equity transactions and the sale of operations in Australia and UK.

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

[3] Going Concern (Continued)

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


[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 27, 1998, the Company had approximately $30,000 on deposit in Australia. Australia does not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits. At December 27, 1998, one letter of credit in the amount of $30,000 had been issued on the Company's behalf and is secured by a cash account, which is reflected as restricted on the balance sheet.

[B] Operations in Foreign Countries - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks] any of which could have a significant impact on the Company's operations.

[C] Economic Dependency - Due to the nature of the licenses granted pursuant to the development agreements with Brinker [See Note 16], the success of the Company was in part dependent upon the overall success of Brinker and Chili's Restaurants, including Brinker's financial condition, management and marketing success. As of December 27, 1998, the Company has no outstanding obligations with Brinker, however, the Brinker obligation was transferred to Celebrated which could have a material adverse effect on the Celebrated's financial condition.

[5] Leases
Red Hot subleases its U.S. office from a related party for approximately $800 a month. The lease is month to month. Restaurant House subleased office facilities for approximately $400 a month from a wholly owned subsidiary of a related company. This obligation was transferred to Celebrated as of December 15, 1997.

The Company had 5 operating leases for restaurant sites ranging from 2 to 25 years. Two of these leases, one with a 5 year term and one with a 11 year term, had renewal options, exercisable at the

Company's option, for successive five year terms through 2012. All operating leases have been transferred to either Celebrated or Brinker in December 1997.

Rent expense for the fifty-two week periods ended December 27, 1998 and December 28, 1997 was $9,096 and $932,489, respectively.

[6] Fair Value of Financial Instruments
Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[6] Fair Value of Financial Instruments [Continued]

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable and accounts payable, it was assumed that the carrying amount approximated fair value because of the short maturities of these instruments. The fair value of long-term debt due to a related party of $55,500 is based on current rates at which the Company could borrow funds with similar remaining maturities.

[7] Related Party Transactions

Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 27, 1998, there is no balance due to Woodland. As of December 28, 1997 the balance due to Woodland for funds advanced to the Company was $1,011,317, which includes accrued interest payable of $230,065. This obligation was originally due in May 1998 and was extended by Woodland to January 1999. This loan was exchanged for convertible preferred stock discussed below on December 27, 1998. During 1997 funds received from the sale of the Australian subsidiary of $2,060,000 were received by the Company and were transferred to Woodland. Woodland returned $1,347,100 to the Company to be utilized for the payment of the outstanding note to Brinker. The balance of $712,900 was treated by the Company as a reduction to the amount owed to Woodland. In addition, approximately $1,000,000 was advanced to the Company by Woodland for working capital purposes.

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

On September 25, 1997, Woodland agreed to convert an additional $700,000 of notes payable into 350,000 $2.00 par value Series B non-convertible preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares. Warrants issued in connection with notes payable were valued at $145,522 and was accounted for as a discount to the notes payable to Woodland. At December 28, 1997, the Company amortized $116,000 as interest expense. At December 27, 1998, no additional amortization was charged to operations, as the warrants were cancelled upon conversion to preferred shares.

On December 27, 1998 Woodland agreed to convert $1,500,000 of loans and accrued interest into 100,000 shares of Series A Convertible 8% Preferred Stock. The Company's Board of Directors approved this agreement.

At December 27, 1998 dividends in arrears on the Series B non-convertible preferred stock amounted to $174,000 or $.24 per share.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------
[7] Related Party Transactions [Continued]

At December 27, 1998, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon amendment and restatement of the Series A Convertible Preferred Stock and exchange of the Class B Preferred Stock into Class A Preferred Stock Woodland would own 1,475,000 shares of Series A Convertible Preferred Stock. Upon Conversion of the Series A Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. IFS charged a management fee to the Company for administration services of $45,000 for the year end of December 28, 1997. There were no amounts charged for services in the year end of December 27, 1998. IFS and one of its wholly-owned subsidiaries subleased a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. No amounts were charged to the company for the year ended December 27, 1998.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 27, 1998 and December 28, 1997 the total amount due to the Company is $31,149.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 27, 1998 was $32,000. At December 27, 1998 there was a $94,500 balance due and owing by the Company to this firm.

In September 1996, the Company hired a new President. At that time, he received advances from the Company of $3,014 and a loan of $100,000 from the Company for a term of two years at 6% interest.

At December 29, 1996, accrued interest receivable and interest income on this loan was $1,000. In 1997, approximately $25,000 of the loan was repaid and the balance of approximately $78,000 was applied to his consulting agreement.

The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. The Company paid the Chief Financial Officer for his employment $205,000 during 1997, however, $130,000 was allocated to IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salary of $37,333 for 1998.

[8] Provision for Income Taxes

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[8] Provision for Income Taxes [Continued]

Red Hot files a consolidated United States federal income tax return with one of its related companies, Red Hot Pacific. There is no income tax provision as Red Hot and its subsidiary, Red Hot Pacific, incurred a net loss for 1998. Therefore, no loss carryforward was used during 1998. In 1997, Red Hot incurred capital gains tax of approximately $1,364,000 on the sale and merger of its subsidiaries. This amount was offset against its utilization of operating loss carryforwards. At December 27, 1998, Red Hot had a deferred tax asset attributable to its United States net operating loss carryforwards of approximately $1,279,000, which was offset by a valuation allowance of approximately $1,279,000. The change in the valuation allowance during the fiscal year ended December 27, 1998 was approximately $105,000.

The following summarizes the operating tax loss carryforwards by year of expiration.
                                               Expiration Date of
    Amount in Consolidation                   Tax Loss Carryforward
    -----------------------                   ---------------------
       $      49,379                            December 31, 2009
       $     437,510                            December 31, 2010
       $   1,408,452                            December 31, 2011
       $   1,384,173                            December 31, 2012
       $     510,926                            December 31, 2013


[9] Stock Transactions

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[9] Stock Transactions (Continued)

In December of 1996, the Company received $800,000 for stock to be issued in 1997 for 1996 stock subscriptions. On January 23, 1997, the Company issued 333,333 shares of the 533,333 unissued shares of stock sold under a Reg. S share offering. As of December 27, 1998, the Company has not issued the remaining 200,000 shares of stock to two entities because the Company is currently in dispute with the subscribers regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the 200,000 disputed shares had been issued.

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

On September 25, 1997, Woodland agreed to convert an additional $700,000 of notes payable into 350,000 $2.00 par value Series B non-convertible preferred shares. The agreed dividend is 8% and is cumulative. The preferred shares hold the same voting rights as the common shares. Warrants issued in connection with notes payable were valued at $145,522 and was accounted for as a discount to the notes payable to Woodland. At December 28, 1997, the Company amortized $116,000 as interest expense. For the year ended December 27, 1998, no amounts have been amortized, as the warrants were canceled after conversion to preferred stock.

On December 27, 1998 Woodland agreed to convert $1,500,000 of loans and accrued interest into 100,000 shares of Series A Convertible 8% Preferred Stock. The Company's Board of Directors approved this agreement.

The company intends to amend and restate the Series A Preferred Stock terms. The company will authorize an additional 1,900,000 shares. The then total of 2,000,000 shares will be changed to $2.00 par value. The agreed dividend will be 8% and will be cumulative. The shares will have a liquidation preference of $2.00 plus an amount equal to an imputed dividend of 8% per annum. In addition, the shares will be convertible into 1.1 common shares for each preferred share.

After amendment of the Series A Preferred Stocks, Woodland has agreed to exchange its 725,000 shares of Series B Non-Convertible Preferred Stocks for 725,000 shares of Series A Preferred Stocks. In addition, 100,000 shares of Series A Convertible Preferred Stocks will be amended to 750,000 shares of $2.00 par value Series A Preferred Stocks.

At December 27, 1998 dividends in arrears on the Series B non-convertible preferred stock amounted to $174,000 or $.24 per share.

[E] Reverse Stock Split - On November 26, 1997, the Company's Board of Directors approved a 3 for 1 reverse stock split. The par value of the shares remained at $.01 per share. The financial statements have been retroactively adjusted for this split.


[10] Stock Transactions of Subsidiary

In September 1996, Red Hot Pacific issued 53 shares of common stock to Brinker in connection with a guaranty agreement valued at $1.

The above issuance reduced Red Hot ownership of Red Hot Pacific from 100% to 95%. As a result of this stock transaction and related liability for the guaranty agreement Red Hot reduced its additional paid-in capital by $2,488 in consolidation.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[11] Stock Options and Warrants

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


[11] Stock Options and Warrants [Continued]

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

Information pertaining to stock options as of December 27, 1998 and December 28, 1997 for the Company and for the years then ended is as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                       Weighted        Exercisable     Remaining
                                                         Common         Average           Stock       Contractual
                                                         Shares     Exercise Price       Options         Life
                                                         ------     --------------       -------         ----
Options Outstanding - December 29, 1996*                   197,699         5.82              --           --

Options Granted - Directors Plan                            20,000         4.98              --       8.5 years
Options Granted - Stock Plan                                19,333         3.38              --       8.6 years
Options Granted - Non-Qualified                              7,000         5.62              --       8.6 years
Options Exercised                                               --           --              --           --
Options Canceled                                          (186,361)          --              --           --
                                                       -----------

   Options Outstanding -December 28, 1997                   57,671         3.53
                                                       ===========    =========

Options Granted - Directors Plan                            11,662         2.07              --       9.5 years
Options Granted - Stock Plan                                     0            0              --           --
Options Granted - Non-Qualified                                  0            0              --           --
Options Exercised                                                0            0              --           --
Options Canceled                                            (4,333)           0              --           --
                                                       -----------

   Options Outstanding -December 27, 1998                   65,000         4.53
                                                       ===========    =========

   * As adjusted to reflect three-for-one reverse stock split.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[11] Stock Options and Warrants [Continued]

No compensation cost was recognized in income under any of the stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                                               Years ended
                                                                              December 31,
                                                                    1 9 9 8                  1 9 9 7
                                                                    -------                  -------
Net Income [Loss]:
   As Reported                                                  $   (2,642,097)          $     2,121,893
                                                                ===============          ===============

   Pro Forma                                                    $   (2,700,751)          $     2,077,340
                                                                ===============          ===============

Net Income [Loss] Per Share:
   As Reported                                                  $          (.81)         $            .58
                                                                ================         ================

   Pro Forma                                                    $          (.81)         $            .58
                                                                ================         ================


At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan for the fifty-two week period ended December 27, 1998 were $.35, $.91 and $.93, respectively.

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


[B] Common Stock Purchase Warrants - As of December 27, 1998, there were 1,012,347 Class B warrants outstanding, which were issued in August 1995 as part of a public offering. Holders of 1,012,347 Class A warrants, also issued as part of the public offering, were entitled to purchase one share of common stock at $18.00 per share until December 31, 1997. The Class A warrants expired without exercise. Holders of each Class B warrant are entitled to purchase one share of common stock at $36.00 per share until November 30, 2000 [See Note 9]. No warrants were exercised during the fifty-two week period ended December 27, 1998 or December 28, 1997.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[12] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 27, 1998:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated
                                      ------           -------        ---------     ------------      ------------
Revenues                         $             0  $            0  $             0  $            0   $             0
Gross Margin [Loss]              $             0  $            0  $             0  $            0   $             0
Net Income [Loss]                $      (523,403) $   (2,118,694) $             0  $            0   $    (2,642,097)
Assets                           $     3,361,635  $            0  $             0  $            0   $     3,361,635
Liabilities                      $       270,566  $            0  $             0  $            0   $       270,566
Company's Investment in
   Foreign Subsidiaries          $     3,257,096  $            0  $             0  $            0   $     3,257,096


For the fifty-two weeks ended December 28, 1997:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated
                                      ------           -------        ---------     ------------      ------------

Revenues                         $             0  $    5,102,299  $     6,008,975  $            0   $    11,111,274
Gross Margin [Loss]              $    (1,175,659) $    2,152,653  $     1,318,687  $            0   $    (2,244,954)
Net Income [Loss]                $    (2,095,750) $     (403,754) $      (700,380) $            0   $     2,110,849
Assets                           $     6,664,605  $            0  $       314,638  $            0   $     5,781,614
Liabilities                      $       885,002  $            0  $     1,457,320  $            0   $     1,548,447
Company's Investment in
   Foreign Subsidiaries          $     5,375,790  $            0  $             0  $            0   $     5,375,790


[13] Commitments

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

[C] Letter of Credit - At December 28, 1997, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which is restricted on the balance sheet. At December 27, 1998 this amount has been reduced to $30,000.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[13] Commitments [Continued]

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


[14] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The company has adopted SFAS No. 130 in the preparation of December 27, 1998 financial statement.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company. The company has adopted SFAS No. 131 in the preparation of December 27, 1998 financial statement.


[15] Sale of Rights in Chili's Restaurants

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[16] Merger with Celebrated

The Company had the exclusive right to own and operate Chili's Restaurants in the UK pursuant to an amended development and license agreement with Brinker. During 1997, the Company operated two Chili's restaurants in the UK. On December 15, 1997, the Company completed the merger of its wholly-owned United Kingdom subsidiary, Restaurant House Limited with and into the Celebrated Group Plc. pursuant to an agreement dated November 18, 1997. Company counsel advised the Company that the transaction did not require Red Hot Concepts shareholder approval. Pursuant to the merger agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the merger, the Company owns approximately 45.6% of Celebrated and is accounted for on the equity method as the Company does not have financial or operational control of Celebrated. This investment was valued at $5,375,790 at December 28, 1997. At December 27, 1998 the investment was valued at $3,257,096. As part of the merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated upon exercise of which the Company would own approximately 50.51% of the outstanding shares of Celebrated. At December 28, 1997, the Company did not have the financial resources to exercise the options for the 6,000,000 shares of Celebrated for a total cost of approximately $1,200,000 nor did the Company have viable plans to obtain the financial resources necessary to exercise these options. In 1998, the Celebrated Group share price did not exceed the option price and the company did not exercise its option.

The Company's exclusive development rights for Chili's restaurants in the UK transferred to Celebrated in the merger. As of December 28, 1997, the Company has no obligation under the Agreement. Celebrated Group still has exclusive development rights for Chili's restaurant in the UK at December 27, 1998.

The Company's basis in Restaurant House Limited at December 15, 1997 was $1,996,270, therefore, a gain of $3,379,250 was realized on this transaction.


[17] Subsequent Events

[A] Amendment and Restatement of Series A Convertible Preferred Stock Terms -

The company intends to amend and restate the Series A Preferred Stock terms. The company will authorize an additional 1,900,000 shares. The then total of 2,000,000 shares will be changed to $2.00 par value. The agreed dividend will be 8% and will be cumulative. The shares will have a liquidation preference of $2.00 plus an amount equal to an imputed dividend of 8% per annum. In addition, the shares will be convertible into 1.1 common shares for each preferred share.

After amendment of the Series A Preferred Stocks, Woodland has agreed to exchange its 725,000 shares of Series B Non-Convertible Preferred Stocks for 725,000 shares of Series A Preferred Stocks. In addition, 100,000 shares of Series A Convertible Preferred Stocks will be amended to 750,000 shares of $2.00 par value Series A Preferred Stocks.

[B] Additional Related Party Advances - In the first quarter of 1999, the Company received additional cash advances from a related party of $93,400.




                              . . . . . . . . . . .