Form 10QSB
period 1999-03-28
RED HOT CONCEPTS INC
filed 1999-05-17
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended March 28, 1999     Commission File Number 33-86166

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


                        Yes      X        No
                             --------         --------


As of May 1, 1999, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended March 28, 1999

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements
  Condensed Consolidated Balance Sheet as of March 28, 1999 [Unaudited] and December 27, 1998                         3-4

  Condensed  Consolidated  Statements of Operation for the thirteen week periods
  December  28, 1998 to March 28, 1999 and  December  29, 1997 to March 29, 1998
  [Unaudited]

                                                                                                                       5

  Condensed Consolidated Statement of Stockholders' Equity for the thirteen week period December
  27, 1998 to March 28, 1999                                                                                           6

  Condensed Consolidated  Statements of Cash Flows for the thirteen week periods
  December  27, 1998 to March 28, 1999 and  December  29, 1997 to March 29, 1998
  [Unaudited]
                                                                                                                       7

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

                                                o o o o o o o o o o


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 28, 1999 [UNAUDITED]
-------------------------------------------------------------------------------


                                March 28, 1999  December 27, 1998
                                                   [Audited]
Assets:
Cash and Cash Equivalents          $      296     $   12,293
Restricted Cash                        30,000         30,000
Due From Celebrated Group              26,400         26,400
Prepaid Expenses                            0              0
Accrued Interest Receivable                 0              0
                                   ----------     ----------

Total Current Assets                   56,696         68,693
                                   ==========     ==========

Furniture and Equipment - Net           4,316          4,697
                                   ==========     ==========

Other Assets:
Officer Loan Receivable                31,149         31,149
Investment in Celebrated Group      3,072,416      3,257,096
                                   ----------     ----------
Total Other Assets                  3,103,565      3,288,245
                                   ==========     ==========

Total Assets                       $3,164,577     $3,361,635
                                   ==========     ==========

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 28, 1999 [UNAUDITED]
-------------------------------------------------------------------------------

                                                   March 28, 1999    December 27, 1998
                                                                          [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses             $   229,487         $   215,066
  Accrued Interest Payable - Related Party                    0                   0
                                                    -----------         -----------
  Total Current Liabilities                             229,487             215,066
                                                    ===========         ===========
  Long Term Liabilities:
  Due to Related Party                                  117,500              55,500
                                                    ===========         ===========

  Total Liabilities                                     346,987             270,566

Commitments and Contingencies                                --                  --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     100,000 Issued and Outstanding                   1,500,000           1,500,000
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding            1,450,000           1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding             34,207              34,207

  Additional Paid-in Capital                          8,443,416           8,443,416

  Accumulated Deficit                                (8,486,838)         (8,213,359)

  Accumulated Other Comprehensive Income               (123,195)           (123,195)
                                                    -----------         -----------
Total Stockholders' Equity
                                                      2,817,590           3,091,069
                                                    ===========         ===========

  Total Liabilities and Stockholders' Equity        $ 3,164,577         $ 3,361,635
                                                    ===========         ===========

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]
-------------------------------------------------------------------------------

                                               For the Thirteen Week Period
                                               December 28,     December 29,
                                              1998 to March        1997 to
                                                28, 1999       March 29, 1998

Revenues                                             $-0-               $-0-

Cost of Revenues
  Cost of Revenues                                     --                 --
  Restaurant Expenses                                  --                 --
                                               ----------         ----------

Total Cost of Revenues                                 --                 --
                                               ----------         ----------

 Gross Margin                                          --                 --
                                               ----------         ----------

General and Administrative Expenses                87,717            155,409

Depreciation and Amortization                         381                 --
Equity Portion of Celebrated Group Loss           184,680            179,482

                                               ----------         ----------
Operating Income (Loss)                          (272,778)          (334,891)

Other Income (Expense):
   Interest Income                                     19                 --
   Interest Expense - Related Party                  (720)           (18,470)
                                               ----------         ----------
Net Loss                                         (273,479)          (353,361)
                                               ----------         ----------

Net (Loss) Per Share                           $    (0.08)        $    (0.10)
                                               ----------         ----------

Weighted Average Shares Outstanding             3,420,782          3,420,782
                                               ----------         ----------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                  Series B                Series A
                                                                                    Non-                 Convertible
                                                                                 Convertible              Preferred
                                 Common Stock [11E]       Additional           Preferred Stock              Stock
                                         Number of           Paid-in              Number of               Number of
                                        Stockholders'
                                    Shares      Amount       Capital      Shares         Amount      Shares         Amount
Balance - December 29, 1996      3,087,449      30,874     8,945,789          --             --          --             --

Issuances of Common Stock [9C]     333,333       3,333        (3,333)         --             --          --             --
Convertible Debt to
 Preferred Stock [9D]                   --          --            --     725,000      1,450,000          --             --
Adjustment for Unamortized
Value of Warrants
Cancelled [7]                           --          --      (499,040)         --             --          --             --
Comprehensive Income;
  Net Income for the
  fifty-two week period
  ended December 28, 1997               --          --            --          --             --          --             --
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                            --          --            --          --             --          --             --
Comprehensive Income                    --          --            --          --             --          --             --
                                 ---------    --------    ----------     -------     ----------     -------     ----------

Balance - December 28, 1997      3,420,782    $ 34,207    $8,443,416     725,000     $1,450,000          --             --

Notes Payable Converted
  to Convertible                        --          --            --          --             --     100,000      1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the
  fifty-two week period
  ended December 27, 1998               --          --            --          --             --          --             --
                                 ---------    --------    ----------     -------     ----------     -------     ----------

Balance - December 27, 1998      3,420,782    $ 34,207    $8,443,416     725,000     $1,450,000     100,000     $1,500,000

Comprehensive Income                    --          --            --          --             --          --             --
For the thirteen week ended
  March 28, 1999                        --          --            --          --             --          --             --
                                 ---------    --------    ----------     -------     ----------     -------     ----------

Balance - March 28, 1999         3,420,782    $ 34,207    $8,443,416     725,000     $1,450,000     100,000     $1,500,000
                                 =========    ========    ==========     =======     ==========     =======     ==========


                                                                       Accumulated
                                               Compre-                    Other          Total
                                              hensive    Accumulated   Comprehensive
                                               Income     [Deficit]       Income        Equity

Balance - December 29, 1996                         --    (7,693,155)    (57,170)     1,226,338

Issuances of Common Stock [9C]                      --            --          --             --
Convertible Debt to
  Preferred Stock [9D]                              --            --          --      1,450,000
Adjustment for Unamortized
Value of Warrants
Cancelled [7]                                       --            --          --       (499,040)
Comprehensive Income;
  Net Income for the
  fifty-two week period
  ended December 28, 1997                           --     2,121,893          --      2,121,893
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                        --            --     (66,025)       (66,025)
Comprehensive Income                         2,055,868            --          --             --
                                           ===========   -----------   ---------     ----------

Balance - December 28, 1997                         --   $(5,571,262)  $(123,195)    $4,233,166

Notes Payable Converted
  to Convertible                                    --            --          --      1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the
  fifty-two week period
  ended December 27, 1998                   (2,642,097)   (2,642,097)         --     (2,642,097)
                                           ===========   -----------   ---------     ----------

Balance - December 27, 1998                         --   $(8,213,359)  $(123,195)    $3,091,069

Comprehensive Income                                --            --          --             --
For the thirteen week ended
  March 28, 1999                              (273,479)     (273,479)         --       (273,479)
                                           -----------   -----------   ---------     ----------

Balance - March 28, 1999                            --   $(8,486,838)  $(123,195)    $2,817,590
                                           ===========   ===========   =========     ==========

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

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------

                                                             For the Thirteen     For the Thirteen
                                                                Week Period     Week Period December
                                                             December 27, 1998    29, 1997 to March
                                                             to March 28, 1999       29, 1998
Operating Activities:
Net Cash - Operating Activities                                   $ (73,997)        $(268,226)
                                                                  ---------         ---------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements               --                --
Store Development and Unit Preopening Costs                              --                --
                                                                  ---------         ---------

Net Cash - Investing Activities                                          --                --
                                                                  =========         =========

Financing Activities:
Proceeds from Loan from Related Party                                62,000           285,100
Repayment of Debt                                                        --                --
                                                                  ---------         ---------
Net Cash - Financing Activities                                      62,000           285,100
                                                                  =========         =========
Effect of Exchange Rate Changes on Cash                                  --                --
                                                                  =========         =========

Net [Decrease]/Increase in Cash and Cash Equivalents                (11,997)           16,874

Cash and Cash Equivalents - Beginning of Periods                     12,293           109,255

                                                                  ---------         ---------
Cash and Cash Equivalents - End of Periods                        $     296         $ 126,129
                                                                  =========         =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid
    Taxes Paid
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                 $      --         $  27,143
    Taxes Paid                                                           --                --

         The Accompanying Notes are an Integral Part of these Condensed
                       Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 27, 1998, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of March 28, 1999, the statements of operations for the period December 28, 1998 to March 28, 1999, and for the period December 29, 1997 to March 29, 1998, the statement of stockholders' equity for the period December 29, 1996 to March 28, 1999, and the statements of cash flows for the period December 28, 1998 to March 28, 1999 and for the period December 28, 1997 to March 28, 1998 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial statements information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 28, 1999, and the results of its operations and cash flows for the thirteen weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 27, 1998.



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

         In June 1996, as partial consideration for the conversion of short-term advances to a note payable loan, the Company issued a common stock purchase warrant entitling Woodland to purchase 166,667 shares of the Company's common stock at $7.50 per share for a period of 24 months commencing on the date of the loan. The warrants will be redeemable at $.01 per share if the closing bid price of the Company's common stock exceeds $30 for 10 consecutive trading days ending within five days of the notice of redemption. In December 1996, Woodland agreed to extend the note due until June 1998 and, the Company issued a common stock purchase warrant entitling Woodland to purchase an additional 166,667 shares of the Company's stock at $5.25 per share for a term expiring December 31, 1999. As of December 29, 1996, the note was recorded net of the fair value of these stock warrants at $694,556. The warrants were cancelled upon conversion of the notes to equity.

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

         On December 16, 1997, the Company merged its UK subsidiary, Restaurant House Ltd. with the Celebrated Group Plc.

[E]      Stock Transactions

         On January 23, 1997, the Company issued 1,000,000 shares of the 1.6 million unissued shares of stock sold under a Reg S share offering. As of March 28, 1999, the Company had not issued the remaining 600,000 shares of stock. The Company is in dispute with the stock subscriber regarding the price to be paid. For financial reporting purposes, the Company has calculated the earnings per share with the assumption that the shares had been issued.

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


Results of Operations -

The Company realized a net loss of $273,479 for the thirteen weeks ending March 28, 1999 which compares to a net loss of $353,361 for the same period in 1997. The net loss from 1997 to 1998 was reduced significantly reflecting the Company's effort to minimize expenses. The Company included its share of the net loss experienced by Celebrated for the thirteen week periods ended March 28, 1999 and March 29, 1998 in the amounts of $189,680 and $179,482, respectively.



Liquidity and Capital Resources

The Company's negative working capital as of March 28, 1999 was approximately $173,000 as compared to a negative working capital of approximately $147,000 as of December 27, 1998. Total current assets decreased by approximately $12,000 from December 27, 1998 to $56,696. Current liabilities increased by approximately $14,000 from December 27, 1998 to $229,487.



The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                        December 28, 1998    December 29, 1997
                                                               To                   To
                                                         March 28, 1999       March 29, 1998
                                                        ------------------ ----------------------
                                                          In Thousands         In Thousands
         Net cash (used) in operating activities            $(73,997)           $(268,226)
         Cash (used) in investing                               --                  --
         Cash provided by financing                          62,000               285,100



During the thirteen week period ended March 29, 1998, the Company used $73,997 for operating activities. The Company had a net loss of approximately $274,000.

Cash generated by financing activities for the thirteen week period was approximately $62,000, which include the proceeds from a loan from related parties of $62,000.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and the conversion of loans and accrued interest from Woodland Limited Partnership into preferred stock. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short-term. The Company does not anticipate that Celebrated will pay dividends in 1999. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, of if the Company is unable to raise more funds, the Company will reduce its holdings in Celebrated.

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

                           (a)      Exhibits

                           None.

                           (b)      Reports on Form 8-K

                           During the thirteen week period ended March 29, 1998 Form 8-K's were filed by the Company on:

                                   (i)      August 28, 1997

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  May 17, 1999        By:       /s/ Colin Halpern
                                     Colin Halpern, President