Form 10QSB
period 1999-06-27
RED HOT CONCEPTS INC
filed 1999-08-17
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended June 27, 1999      Commission File Number 33-86166

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

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended June 27, 1999

                                      INDEX
Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of June 27, 1999 [Unaudited] and December 27, 1998                         3-4

  Condensed Consolidated Statements of Operation for the thirteen week period
  March 29, 1999 to June 27, 1999 [Unaudited] and the twenty-six week period
  December 28, 1998 to June 27, 1999 [Unaudited]                                                                       5

  Condensed Consolidated Statement of Stockholders' Equity for the twenty-six week period
  December 28, 1998 to June 27, 1999 [Unaudited]                                                                       6

  Condensed Consolidated Statements of Cash Flows for the twenty-six week period
  December 28, 1998 to June 27, 1999 [Unaudited]                                                                       7

  Notes to Condensed Consolidated Financial Statements                                                              8-10

  Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                                   11-12

Part II:   OTHER INFORMATION                                                                                          13

SIGNATURES                                                                                                            14


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 27, 1999 [UNAUDITED]


                                    June 27, 1999     December 27, 1998
                                                          [Audited]
  Assets:
Cash and Cash Equivalents             $      268        $   12,293
Restricted Cash                           30,000            30,000
Due From Celebrated Group                 26,400            26,400
Prepaid Expenses                               0                 0
Accrued Interest Receivable                    0                 0
                                      ----------        ----------

Total Current Assets                      56,668            68,693
                                      ==========        ==========


Furniture and Equipment - Net              3,935             4,697
                                      ==========        ==========

Other Assets:
Officer Loan Receivable                   31,149            31,149
Investment in Celebrated Group         2,325,548         3,257,096
                                      ----------        ----------
Total Other Assets                     2,356,697         3,288,245
                                      ==========        ==========

Total Assets                          $2,417,300        $3,361,635
                                      ==========        ==========

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 27, 1999 [UNAUDITED]

                                                           June 27, 1999     December 27, 1998
                                                                                  [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                     $   195,346         $   215,066
  Accrued Interest Payable - Related Party                        2,769                   0
                                                            -----------         -----------
  Total Current Liabilities                                     198,115             215,066
                                                            ===========         ===========

  Long Term Liabilities:
  Due to Related Party                                          198,400              55,500
                                                            ===========         ===========
  Total Liabilities                                             396,515             270,566

Commitments and Contingencies                                        --                  --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized, 100,000 Shares
     Issued and Outstanding                                   1,500,000           1,500,000
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                    1,450,000           1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                     34,207              34,207
  Additional Paid-in Capital                                  8,443,416           8,443,416
  Accumulated Deficit                                        (9,283,643)         (8,213,359)
  Cumulative Foreign Currency Translation Adjustment           (123,195)           (123,195)
                                                            -----------         -----------
Total Stockholders' Equity
                                                              2,020,785           3,091,069
                                                            ===========         ===========

Total Liabilities and Stockholders' Equity                  $ 2,417,300         $ 3,361,635
                                                            ===========         ===========

The Accompanying Notes are an Integral Part of these Condensed
Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                          For the Thirteen Weeks        For the Twenty-Six Weeks
                                                                         March 29,       March 29,     December 28,    December 29,
                                                                       1999 to June    1998 to June    1998 to June    1997 to June
                                                                       -------------   -------------   -------------   ------------
                                                                          27, 1999        28, 1998        27, 1999        28, 1998
                                                                          --------        --------        --------        --------
Revenues                                                                     $-0-            $-0-            $-0-            $-0-
  Cost of Revenues:
  Cost of Revenues                                                             --              --              --              --
  Restaurant Expense                                                           --              --              --              --
                                                                   ================================================================
Total Cost of Revenues                                                         --              --              --              --
                                                                   ================================================================
      Gross Profit
                                                                               --              --              --
                                                                                                                         --
General and Administrative Expenses
                                                                           47,890          86,549         135,988         241,958

Net Income (Loss) of Investee                                             746,868         262,438         931,548         441,920
                                                                   ----------------------------------------------------------------
  Operating Loss                                                          794,758         348,987       1,067,536         683,878

Other Income (Expense):
  Interest Income                                                               2              --              21              --
  Interest Expense                                                          2,049          21,337           2,769          39,797
                                                                   ================================================================
Net Loss                                                                  796,805         370,314       1,070,284         723,674
                                                                   ================================================================


Net Income (Loss) Per Share [Note E]                                      $ (.23)       $  (0.11)        $  (.31)       $  (0.21)
                                                                   ----------------------------------------------------------------


Weighted Average Number of Shares Outstanding [Note E]                  3,420,782       3,420,782       3,420,782       3,420,782
                                                                   ================================================================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                  Series B                Series A
                                                                                    Non-                 Convertible
                                                                                 Convertible              Preferred
                                 Common Stock [11E]       Additional           Preferred Stock              Stock
                                         Number of           Paid-in              Number of               Number of
                                        Stockholders'
                                    Shares      Amount       Capital      Shares         Amount      Shares         Amount
Balance - December 29, 1996    3,087,449        30,874      8,945,789         --            --           --            --

Issuances of Common Stock [9C]   333,333         3,333         (3,333)        --            --           --            --
Convertible Debt to Preferred
   Stock [9D]                         --            --             --    725,000     1,450,000           --            --
Adjustment for Unamortized
Value of Warrants Cancelled [7]       --            --       (499,040)        --            --           --            --
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997      --            --             --         --            --           --            --
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                          --            --             --         --            --           --            --
Comprehensive Income                  --            --             --         --            --           --            --
                               ---------    ----------     ----------    -------    ----------     -------     ----------

Balance - December 28, 1997    3,420,782       $34,207     $8,443,416    725,000    $1,450,000           --            --

Notes Payable Converted to
     Convertible                      --            --             --         --            --      100,000     1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998      --            --             --         --            --          --             --
                               ---------    ----------     ----------    -------    ----------     -------     ----------

Balance - December 27, 1998    3,420,782       $34,207     $8,443,416    725,000    $1,450,000     100,000     $1,500,000

Comprehensive Income                  --            --             --         --            --          --             --
For the twenty-six weeks
   ended June 27, 1999                --            --             --         --            --          --             --
                               ---------    ----------     ----------    -------    ----------     -------     ----------

Balance -  June 27, 1999       3,420,782       $34,207     $8,443,416    725,000    $1,450,000     100,000     $1,500,000
                               =========    ==========     ==========    =======    ==========     =======     ==========





                                                                       Accumulated
                                               Compre-                    Other          Total
                                              hensive    Accumulated   Comprehensive
                                               Income     [Deficit]       Income        Equity
Balance - December 29, 1996                      --        (7,693,155)   (57,170)      1,226,338

Issuances of Common Stock [9C]                   --                --         --              --
Convertible Debt to Preferred
   Stock [9D]                                    --                --         --       1,450,000
Adjustment for Unamortized
Value of Warrants Cancelled [7]                  --                --         --        (499,040)
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997                 --         2,121,893         --       2,121,893
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                     --                --    (66,025)        (66,025)
Comprehensive Income                      2,055,868                --         --              --
                                         -----------    -------------  ---------      ----------

Balance - December 28, 1997                               $(5,571,262) $(123,195)     $4,233,166

Notes Payable Converted to
     Convertible                                 --                --         --       1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998         (2,642,097)       (2,642,097)        --      (2,642,097)
                                         -----------    -------------  ---------      ----------

Balance - December 27, 1998                      --       $(8,213,359) $(123,195)     $3,091,069

Comprehensive Income                             --                --         --              --
For the twenty-six weeks
   ended June 27, 1999                   (1,070,284)       (1,070,284)        --      (1,070,284)
                                         -----------    -------------  ---------      ----------

Balance -  June 27, 1999                         --       $(9,283,643) $(123,195)     $2,020,785
                                         ===========    =============  =========      ==========


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

The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                               For the Twenty-Six        For the Twenty-Six
                                                                                   Week Period          Week Period December
                                                                                December 28, 1998       29, 1997 to June 28,
                                                                                 to June 27, 1999               1998
Operating Activities:
Net Cash - Operating Activities                                                    $  (154,925)               $(354,775)
                                                                            ---------------------    ----------------------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Preopening Costs                                                 --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                             --                       --
                                                                            ---------------------    ----------------------

Financing Activities:
Proceeds from Loan from Related Party                                                 $142,900                  385,100
Repayment of Debt                                                                           --                       --

                                                                            ---------------------    ----------------------
Net Cash - Financing Activities                                                       $142,900                  385,100
                                                                            ---------------------    ----------------------

Effect of Exchange Rate Changes on Cash                                                     --                       --
                                                                            ---------------------    ----------------------

Net [Decrease]/Increase in Cash and Cash Equivalents                                   (12,025)                  30,325

Cash and Cash Equivalents - Beginning of Periods                                        12,293                  109,253

                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                          $      268            $     139,580
                                                                            ---------------------    ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --

     Preferred Shares Issued in Exchange for Related Party Debt                             --                       --

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

[B]      Basis of Reporting

         The balance sheet as of June 27, 1999, the statements of operations for the period December 28, 1998 to June 27, 1999, and for the period December 29, 1997 to June 28, 1998, the statement of stockholders' equity for the period December 28, 1998 to June 27, 1999, and the statements of cash flows for the period December 28, 1998 to June 27, 1999 and for the period December 27, 1997 to June 28, 1998 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 27, 1999, and the results of its operations and cash flows for the twenty-six weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 27, 1998.

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

Results of Operations -

The Company realized a net loss of $1,070,284 for the twenty-six weeks ending June 27, 1999 which compares to a net loss of $723,674 for the same period in 1998. This is an increase of $346,610. The major reasons for the change is that the net loss of the Celebrated Group increased by $489,628 and general and administrative expenses decreased by $105,970 for the first twenty-six weeks of 1999 versus 1998.



Liquidity and Capital Resources

The Company's negative working capital as of June 27, 1999 was $141,447 as compared to a negative working capital of $146,373 at December 27, 1998. Total current assets were at $56,668 and $68,693 as of June 27, 1999 and December 27, 1998, respectively. Current liabilities were $198,115 and 215,066 as of June 27, 1999 and December 27, 1998, respectively.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                        December 28, 1998      December 29, 1997
                                                               To                   To
                                                         June 27 , 1999        June 28, 1998
                                                        ------------------ ----------------------
                                                          In Thousands         In Thousands
         Net cash (used) in operating activities           $(154,925)           $(354,775)
         Cash (used) in investing                               --                  --
         Cash provided by financing                          142,900              385,100


During the twenty-six weeks period ended June 27, 1999, the Company used approximately $154,925 for operating activities. The Company had a net loss of $1,070,284. The Company's accounts payable were reduced by approximately $20,000.

Cash generated by financing activities for the period was $142,900, which include the proceeds from a loan from related parties of $142,900.

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

                                    RED HOT CONCEPTS, INC.


Date:  August 10, 1999              By:  /s/ Colin Halpern
                                         Colin Halpern, President