Form 10QSB
period 1999-09-26
RED HOT CONCEPTS INC
filed 1999-11-16
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended September 26, 1999  Commission File Number 33-86166
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


                               Yes __X__      No _____


As of November 1, 1999, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     For the Period Ended September 26, 1999

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of September 26, 1999 [Unaudited] and December 27, 1998                     3-4

  Condensed  Consolidated  Statements  of Operation for the thirteen week period
  June 28, 1999 to September 26, 1999 and the  thirty-nine  week period December
  30, 1998 to September 26, 1999 [Unaudited]
                                                                                                                       5

  Condensed Consolidated Statement of Stockholders' Equity for the thirty-nine week period
  December 30, 1998 to September 26, 1999                                                                              6

  Condensed  Consolidated  Statements  of Cash  Flows for the  thirty-nine  week period December 30, 1998 to September 26, 1999 [Unaudited]
                                                                                                                       7

  Notes to Condensed Consolidated Financial Statements                                                                8-10

  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                     11-12

Part II:   OTHER INFORMATION                                                                                           13

SIGNATURES                                                                                                             14

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 26, 1999
[UNAUDITED]


                                   September 26, 1999   December 27, 1998
                                                            [Audited]
Assets:
Cash and Cash Equivalents               $    2,536          $   12,293
Restricted Cash                             30,000              30,000
Due From Celebrated Group                   26,400              26,400
Prepaid Expenses                                --                  --
Accrued Interest Receivable                     --                  --
                                        ------------------------------


Total Current Assets                        58,936              68,693
                                        ==============================

Furniture and Equipment - Net                3,554               4,697
                                        ==============================

Other Assets:
Officer Loan Receivable                     31,149              31,149
Investment in Celebrated Group             825,548           3,257,096
                                        ------------------------------
Total Other Assets                         856,697           3,288,245
                                        ==============================

Total Assets                            $  919,187          $3,361,635
                                        ==============================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 26, 1999
[UNAUDITED]

                                                                   September 26,           December 27,
                                                                        1999                   1998
                                                                                            [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                            $    198,629           $    215,066
  Accrued Interest Payable - Related Party                                2,769                      0
                                                                   ------------           ------------
  Total Current Liabilities                                             201,398                215,066

  Long Term Liabilities:
  Due to Related Party                                                  250,277                 55,500
                                                                   ------------           ------------
  Total Liabilities                                                     451,675                270,566

Commitments and Contingencies                                                --                     --

Stockholders' Equity:

 Series A Convertible 8% Preferred Stock, $1.00 Par Value
    100,000 Shares Authorized, Issued and Outstanding                 1,500,000              1,500,000
 Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                            1,450,000              1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                             34,207                 34,207
  Additional Paid-in Capital                                          8,443,416              8,443,416
  Accumulated Deficit                                               (10,836,916)            (8,213,359)
  Cumulative Foreign Currency Translation Adjustment                   (123,195)              (123,195)
                                                                   ------------           ------------
Total Stockholders' Equity
                                                                        467,572              3,091,069
                                                                   ============           ============

Total Liabilities and Stockholders' Equity                         $    919,187           $  3,361,635
                                                                   ============           ============

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                      For the Thirteen Weeks          For the Thirty-Nine Weeks
                                                                   June 28, 1999   June 29, 1998     December 30,     December 29,
                                                                   to September    to September         1998 to          1997 to
                                                                      26, 1999        27, 1998       September 26,    September 27,
                                                                                                          1999             1998

Revenues                                                                     $-0-            $-0-            $-0-             $-0-
  Cost of Revenues:
  Cost of Revenues                                                             --              --              --               --
  Restaurant Expense                                                           --              --              --               --

                                                                   ================================================================
Total Cost of Revenues                                                         --              --              --               --

                                                                   ================================================================
      Gross Profit
                                                                               --              --              --               --

General and Administrative Expenses                                        53,274          81,739         189,262          323,697

Equity Portion of Celebrated Group Loss                                 1,500,000         232,560       2,431,548          674,480


                                                                   ----------------------------------------------------------------
  Operating Income (Loss)                                              (1,553,274)        314,299      (2,620,810)         998,177

Other Income (Expense):
  Interest Income                                                               1              48              22               48
  Interest Expense - Related Party                                              0          23,925          (2,769)          63,722

                                                                   ================================================================
Net Loss                                                               (1,553,273)        338,176      (2,623,557)      (1,061,851)
                                                                   ================================================================


Net Income (Loss) Per Share [Note E]                                       $ (.45)        $  (.10)        $  (.76)        $  (0.31)
                                                                   ----------------------------------------------------------------


Weighted Average Number of Shares Outstanding [Note E]                  3,420,782       3,420,782       3,420,782        3,420,782
                                                                   ================================================================

                                                                   ================================================================


                                                                      Cumulative
RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                                     Series B
                                                                                                 Non-Convertible
                                                Common Stock [11E]         Additional            Preferred Stock
                                                     Number of              Paid-in        Number of
                                               Shares         Amount        Capital          Shares         Amount
                                               ------         ------        -------          ------         ------

Balance - December 29, 1996                   3,087,449         30,874      8,945,789              --             --

Issuances of Common Stock [9C]                  333,333          3,333         (3,333)             --             --
Convertible Debt to Preferred Stock [9D]             --             --             --         725,000      1,450,000
Adjustment for Unamortized Value of
Warrants Cancelled [7]                               --             --       (499,040)             --             --
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997                     --             --             --              --             --
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                         --             --             --              --             --
Comprehensive Income                                 --             --             --              --             --
                                              ---------        -------     ----------         -------     ----------

Balance - December 28, 1997                   3,420,782        $34,207     $8,443,416         725,000     $1,450,000

Notes Payable Converted to Convertible               --             --             --              --             --
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                     --             --             --              --             --
                                              ---------        -------     ----------         -------     ----------

Balance - December 27, 1998                   3,420,782        $34,207     $8,443,416         725,000     $1,450,000

Comprehensive Income                                 --             --             --              --             --
For the thirty-nine weeks ended
  September 26, 1999                                 --             --             --              --             --
                                              ---------        -------     ----------         -------     ----------

Balance -  September 26, 1999                 3,420,782        $34,207     $8,443,416         725,000     $1,450,000
                                              =========        =======     ==========         =======     ==========


                                                    Series A
                                                   Convertible                                         Accumulated
                                                  Preferred Stock        Compre-                          Other          Total
                                            Number of                    hensive       Accumulated    Comprehensive   Stockholders'
                                              Shares        Amount       Income         [Deficit]         Income         Equity
                                              ------        ------       ------         ---------         ------         ------

Balance - December 29, 1996                       --             --             --      (7,693,155)        (57,170)      1,226,338

Issuances of Common Stock [9C]                    --             --             --              --              --              --
Convertible Debt to Preferred Stock [9D]          --             --             --              --              --       1,450,000
Adjustment for Unamortized Value of
Warrants Cancelled [7]                            --             --             --              --              --        (499,040)
Comprehensive Income;
  Net Income for the fifty-two week
  period ended December 28, 1997                  --             --             --       2,121,893              --       2,121,893
  Other Comprehensive Income;
  Foreign Currency Translation
  Adjustment                                      --             --             --              --         (66,025)        (66,025)
Comprehensive Income                              --             --      2,055,868              --              --              --
                                             -------     ----------     ----------    ------------       ---------      ----------

Balance - December 28, 1997                       --             --                    $(5,571,262)      $(123,195)     $4,233,166

Notes Payable Converted to Convertible       100,000      1,500,000             --              --              --       1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                  --             --     (2,642,097)     (2,642,097)             --      (2,642,097)
                                             -------     ----------     ----------    ------------       ---------      ----------

Balance - December 27, 1998                  100,000     $1,500,000             --     $(8,213,359)      $(123,195)     $3,091,069

Comprehensive Income                              --             --             --              --              --              --
For the thirty-nine weeks ended
  September 26, 1999                              --             --     (2,623,557)     (2,623,557)             --      (2,623,557)
                                             -------     ----------     ----------    ------------       ---------      ----------

Balance -  September 26, 1999                100,000     $1,500,000             --    $(10,836,916)      $(123,195)       $467,512
                                             =======     ==========     ==========    ============       =========        ========



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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                            For the Thirty-Nine      For the Thirty-Nine
                                                                                Week Period          Week Period December
                                                                             December 27, 1998           29, 1997 to
                                                                             to September 26,           September 27,
                                                                                    1999                     1998
Operating Activities:
Net Cash - Operating Activities                                                    $  (204,534)               $(547,544)
                                                                            ---------------------    ----------------------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Preopening Costs                                                 --                       --
Development and License Agreement                                                           --                       --
Loan to Officer - Net                                                                       --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                             --                       --
                                                                            ---------------------    ----------------------

Financing Activities:
Preferred Shares                                                                            --                  444,872
Proceeds from Loan from Related Party                                                  194,777                       --
Repayment of Debt                                                                           --                       --
Proceeds from Sale of Common Stock                                                          --                       --
Deferred Opening Costs                                                                      --                       --

                                                                            ---------------------    ----------------------
Net Cash - Financing Activities                                                        194,777                  444,872
                                                                            ---------------------    ----------------------

Effect of Exchange Rate Changes on Cash                                                     --                        -
                                                                            ---------------------    ----------------------

Net [Decrease]/Increase in Cash and Cash Equivalents                                    (9,757)                (102,672)

Cash and Cash Equivalents - Beginning of Periods                                        12,293                  109,255

                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                           $   2,536              $     6,583
                                                                            ---------------------    ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --



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

[B]      Basis of Reporting

         The balance sheet as of September 26, 1999, the statements of operations for the period December 28, 1998 to September 26, 1999, and for the period December 29, 1997 to September 27, 1998, the statement of stockholders' equity for the period December 31, 1996 to September 26, 1999, and the statements of cash flows for the period December 28, 1998 to September 26, 1999 and for the period December 30, 1997 to September 27, 1998 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 26, 1999, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 27, 1998.

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

         On December 16, 1997, the Company merged its UK subsidiary, Restaurant House Ltd. with the Celebrated Group Plc.

         On August 27, 1999, Celebrated obtained an Administration Order to effect a financial restructuring and/or a disposal of its various businesses. The sole asset of Red Hot Concepts is its ownership of approximately 45.6 % of Celebrated stock.

         Ernest & Young has been appointed as the Administrator of Celebrated and its subsidiaries and will review and implement any appropriate alternative regarding Celebrated which may include a sale of all its assets to a third party.

         As of November 10, 1999, Celebrated has closed four of the Starvin Marvin restaurants, contracted for sale to a third party one restaurant, and is operating one Starvin Marvin restaurant. The four Chili's restaurants are still operating.

         Red Hot Concepts has taken a charge to operations of $1,500,000 in the third quarter of 1999 to reduce the carrying value of its investment in Celebrated to its approximate estimated net realizable value.

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

On August 27, 1999, Celebrated obtained an Administration Order to effect a financial restructuring and/or a disposal of its various businesses. The sole asset of Red Hot Concepts is its ownership of approximately 45.6 % of Celebrated stock.

Ernest & Young has been appointed as the Administrator of Celebrated and its subsidiaries and will review and implement any appropriate alternative regarding Celebrated which may include a sale of all its assets to a third party.

As of November 10, 1999, Celebrated has closed four of the Starvin Marvin restaurants, contracted for sale to a third party one restaurant, and is operating one Starvin Marvin restaurant. The four Chili's restaurants are still operating.

Red Hot Concepts has taken a charge to operations of $1,500,000 in the third quarter of 1999 to reduce the carrying value of its investment in Celebrated to its approximate estimated net realizable value.

Results of Operations -

The Company realized a net loss of $2,623,557 for the thirty-nine weeks ending September 26, 1999 which compares to a net loss of $1,061,851 for the same period in 1998. The net loss from 1998 to 1999 increased significantly due to the Company's write down of its investment in Celebrated Group discussed above. The Company included the net loss and write down of its investment of the Celebrated Group totaling $2,431,548 in the results of operations for the thirty-nine weeks ended September 26, 1999.

Liquidity and Capital Resources

The Company's negative working capital as of September 26, 1999 was $142,462 as compared to a negative working capital of $146,373 as of December 27, 1998. Total current assets were at $58,936 as of September 26, 1999. Current liabilities were reduced by $13,688 from December 27, 1998.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                          December 27,         December 29,
                                                             1998                  1997
                                                               To                   To
                                                      September 26, 1999     September 27, 1998
                                                        ------------------ ----------------------
                                                          In Thousands         In Thousands
         Net cash (used) in operating activities             $(205)               $(548)
         Cash (used) in investing                               --                  --
         Cash provided by financing                            195                  445


During the thirteen week period ended September 26, 1999, the Company used $49,629 for operating activities. The Company had a net loss of $1,553,273. The Company's accounts payable was increased by approximately $3,283.

Cash generated by financing activities for the thirty-nine weeks ended September 26, 1999 was $194,777, which include the proceeds from a loan from related parties of $194,777.

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

                                    RED HOT CONCEPTS, INC.


Date:  November 15, 1999            By: /s/ Colin Halpern
                                        Colin Halpern, President