Form 10KSB
period 1999-12-26
RED HOT CONCEPTS INC
filed 2000-08-25
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 26, 1999

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/   /        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            -------    --------

                          Commission File No. 33-86166

                             RED HOT CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                      52-1887105
-------------------------------                 -----------------------------
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
             Yes  X    No
                 ---      ---

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             Yes  X    No
                 ---      ---

             State issuer's revenues for its most recent fiscal year.
                                      $0.00

             As of April 1, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $746,296.


             As of April 1, 2000, there were 3,420,725 shares outstanding of the Registrant's Common Stock.


                                TABLE OF CONTENTS


ITEM                                                                                           PAGE
                                     PART I

1.       Business.........................................................................        4
2.       Properties.......................................................................        5
3.       Legal Proceedings................................................................        5
4.       Submission of Matters to a Vote of
         Security Holders.................................................................        5


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters..........................................................................        6
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................................................        7
7.       Financial Statements.............................................................       12
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.......................................................................       12


                                    PART III

9.       Directors and Executive Officers
         of the Registrant................................................................       13
10.      Executive Compensation...........................................................       14
11.      Security Ownership of Certain Beneficial
         Owners and Management............................................................       15
12.      Certain Relationships and Related
         Transactions.....................................................................       16
13.      Exhibits and Reports on Form 8-K.................................................       18
         Signatures.......................................................................       20

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

As a result of the above transactions, the Company became a holding company, the sole operation of which consisted of the owning of approximately 46% of the outstanding equity of Celebrated which is recorded under the equity method. On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the Administrators decided to liquidate all the remaining assets of Celebrated. After completion of liquidation of Celebrated, the company will have no operations.

As of December 26, 1999 Celebrated's businesses consisted of one Starvin Marvin American diner and the Chili's Grill & Bar Restaurants. The remaining businesses had been either closed or sold during the year. As previously discussed it was decided by the Administrators to dispose of the operating businesses in March 2000.

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

Celebrated did not pay a dividend in 1999.


Item 2. Properties

The Company subleases its US office from a related party on a month-to-month lease. The total for this facility is $768.00 per month.


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

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 26, 1999.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:


      Name                      Age      Position

      Colin Halpern              63      President
      H. Michael Bush            45      Chief Financial Officer and Secretary


Colin Halpern has served as President and Director of the Company since June 1994. He served as a member of the Board of Directors of the Celebrated Group Plc until August 1999. He also serves as President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994 and August 1983, respectively. Mr. Halpern also serves as the Chairman of the Board of International Franchise Systems Inc., a company operating certain restaurants in the United Kingdom. From 1985 to the present, Mr. Halpern has also served as the Chairman of Universal Service Corp. Mr. Halpern was formerly the President and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

H. Michael Bush served as Chief Financial Officer and Secretary of the Company since November 1995. Mr. Bush also served as Chief Executive Officer of the Celebrated Group Plc, from February 1998 to October 1999. Mr. Bush served as President and Chief Financial Officer of International Franchise Systems, Inc. from December 1995 through October 1998. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Controls and Joint Venture Reporting and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked for Unisys. Mr. Bush is a certified public accountant.

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

         The high and low sale prices of the Common Stock and Units as reported by NASDAQ were as follows:

                                                       2000*
                                                       -----
                               Common                            Units
                         High           Low                 High      Low

  First Quarter        $0.3438       $0.1875               Unit Not Traded

                                                       1999*
                               Common                            Units
                         High           Low                 High      Low

  First Quarter        $1.1875       $0.4062               Unit Not Traded
  Second Quarter         0.625        0.5000               Unit Not Traded
  Third Quarter         0.5625        0.5200               Unit Not Traded
  Fourth Quarter        0.6875        0.1875               Unit Not Traded


                                                       1998*
                               Common                            Units
                         High           Low                 High      Low

  First Quarter         $3.125         $2.25               Unit Not Traded
  Second Quarter          2.75          1.25               Unit Not Traded
  Third Quarter          2.625          1.45               Unit Not Traded
  Fourth Quarter          2.75          0.50               Unit Not Traded


                                                       1997*
                               Common                            Units
                         High           Low                 High      Low

  First Quarter         $9.375       $3.5625               $8.625     $3.00
  Second Quarter        4.3125         1.125                 3.00      2.25
  Third Quarter          4.125         1.125                 Unit Not Traded
  Fourth Quarter          6.00         1.875                 Unit Not Traded





*Prices listed reflect effect of November 1997 three-for-one reverse stock split.

Dividends
The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.


Number of Stockholders
As of April 1, 2000, there were 88 record holders of the Company's Common Stock and 60 record holders of the Class B Warrants. The Company believes there are approximately 1500 beneficial owners of the Company's Common Stock.


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

As a result of the above transactions, the Company was a holding company, the sole operation of which consisted of owning of approximately 46% of the outstanding equity of Celebrated which is recorded under the equity method. The Company is the single largest shareholder of Celebrated. Celebrated was incorporated in September 1988 in Berkshire, England, as Elegant Leisure Ltd. The Company was initially formed to develop and operate mid-priced hotels. Since that time, Celebrated has expanded its business operations to include several restaurant chains operating throughout Great Britain. Celebrated is a public company, 45.6 % of which is owned by the Company and 54.4% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange.

On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the Administrators decided to liquidate all the remaining of assets of Celebrated. Upon the liquidation of Celebrated the Company will have no business operations. Management is actively seeking a new active business venture. The venture will require funds which the company will seek from outside sources. No commitment for these funds are currently available.

The Company's common stock is owned 36% by Woodland Limited Partnership and 64% by the public. Woodland Limited Partnership owns 100% of both Class A and Class B Convertible Preferred Stock. Upon conversion of the Class A and B Convertible Preferred Stock, Woodland would own 56.94% of the common shares.

Results of Operations

The Company realized a net loss of approximately $3.5 million for the fifty-two week period ended December 26, 1999. This was attributable to a $3.3 million loss on the write off of its investment of Celebrated and continuing general administrative expenses of the company of approximately $.2 million. The Company's net loss for the fifty-two week period ended December 27, 1998 was approximately $2.6 million. This was attributable to a $2.1 million loss from the Celebrated Group and continuing general administrative expenses of the company of $.5 million.

At the present time the company is actively seeking a new business venture.

United Kingdom

No annual revenue and expense information for the United Kingdom operations of Celebrated is available as Celebrated is no longer required to file quarterly or annual reports.


Liquidity and Capital Resources
As the Company no longer has operations on a going forward basis, the Company will no longer have revenues, but will continue to have expenses and actively seek a new business venture. The Company has reduced its administrative expenses currently, and has an administrative headcount of one.

The Company anticipates its cash requirements to be approximately $200,000. In the short-term, the Company will rely on short-term advances from a related party to finance the requirements. The Company is investigating alternative sources of capital to finance any new ventures whether it is bank financing or another equity transaction.

The Company

The Company's negative working capital as of December 26, 1999 was approximately $155,000 as compared to negative working capital of $146,000 on December 27, 1998. Total current assets were $2,093 on December 26, 1999 and $68,693 on December 27, 1998. Current liabilities decreased by approximately $58,000 in 1999 to $157,000 from $215,000 in 1998.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                            December 28, 1998  December 29, 1997
                                                   to                 to
                                            December 26, 1999  December 27, 1998
                                              In Thousands       In Thousands
Net cash (used) in operating activities         $ (238)             $ (641)
Cash (used) in investing activities               (  0)               (  0)
Cash provided by financing activities              228                 544


During the fiscal year ended December 26, 1999, the company used approximately $238,000 for operating activities and for the year ended December 27, 1998, the Company used approximately $641,000 for operating activities.

Cash provided by financing activities for the year was approximately $228,000 of which all funds were advanced from related parties.

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

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and headcount and the rescheduling of payment terms on the advances from Woodland Limited Partnership. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short term. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds, the Company will no longer be able to continue business.

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

Colin Halpern, age 63, has served as Chairman of the Board since June 1994, and served as President of the Company from June 1994 until August 1996 and again from May 1997 to present. He serves as Chairman of the Board of International Franchise Systems, Inc., a position he has held since December 1993. Mr. Halpern also serves as President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are/were public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern also served as a member of the Board of Directors of the Celebrated Group Plc from December 1997 to August 1999. Mr. Halpern also served as President, Secretary, Treasurer and Director of Crescent Capital from December 1993 to October 1998. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

H. Michael Bush, age 45, Mr. Bush resigned in October 1999. Prior to that date he served as Chief Financial Officer and Secretary since joining the Company in November 1995. Mr. Bush also served as Chief Financial Officer and Secretary of International Franchise Systems, Inc., the UK licensee of Domino's Pizza. Since May 1996, Mr. Bush had served as Acting President of International Franchise Systems, Inc. In addition, Mr. Bush is currently serving as Chief Executive Officer of the Celebrated Group Plc, the company that merged with Red Hot Concepts, Inc. in December 1997. Prior to joining the Company, Mr. Bush worked at Mobil Oil Corporation. He served at Mobil in various financial capacities from 1980 through November 1995, including Manager of Financial Analysis, Accounting Manager and Senior Tax Planning Advisor. From 1976 through 1980, Mr. Bush worked at Unisys. Mr. Bush is a certified public accountant.

Aaron L. Lebedow, age 64, has served as a director of the Company since January 1998. Mr. Lebedow is founder and President of Global MarkeTactics, a market planning consulting firm, and a position he has held since 1994. From 1966 to 1993, Mr. Lebedow served as Chairman and co-founder of Technomic Consultants International, a strategic marketing consulting firm with offices globally. Mr. Lebedow serves as a director for the Council of Jewish Elderly, a position he has held since 1987.


Item 10.    Executive and Director Compensation

Summary Compensation Table

      The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended December 26, 1999 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                         Long-Term Compensation
                                 Annual Compensation                       Awards
                         -----------------------------------    ------------------------------------
                                                                     Other         Restricted        Securities
Name and                               Salary                        Annual           Stock          Underlying        All Other
Principal                           Compensation      Bonus       Compensation       Award (s)        Options         Compensation
Position                  Year           ($)          ($)(1)         ($)(2)            ($)              (#)                ($)

Colin Halpern             1999(3)       66,000            0          27,238              0                0                 0
President(3)              1998(3)       72,000            0          27,238              0                0                 0
                          1997          72,000       10,000          27,238              0            3,332                 0
H. Michael Bush           1999           9,800            0               0              0                0                 0
Chief Financial Officer,  1998          37,333            0               0              0                0                 0
Secretary                 1997          66,667       10,000               0              0                0                 0

(1) Represents amounts paid under the Company bonus plan.

(2) For 1999, 1998 and 1997, Colin Halpern's compensation includes $15,840 car allowance and $7,443 for insurance. Where no amount is given, the dollar value of perquisites paid to the named executive officer does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3) Colin Halpern has served as President since May 1997.


The  following  tables  set  forth,  as  to  the  executive  officers,   certain
information relating to options for the purchase of Common Stock granted and exercised during fiscal year 1999 and held at the end of fiscal year 1999.

         Option Grants in Last Fiscal Year

                  Individual Grants

Name  Options      % of Total Options Granted     Exercise or    Expiration Date
----  --------     ---------------------------    ------------   ---------------
       Granted     to Employees in Fiscal Year   Base Price(1)
       -------     ---------------------------   -------------
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


                                                Aggregated Option Exercises in Last
                                                Fiscal Year and FY-End Option Values

                                                          # of Securities     # of securities        Value of          Value of
                                                          ----------------    ----------------       ---------         --------
                                                             Underlying          underlying        unexercised        unexercised
                                                             -----------         ----------        ------------       -----------
                                                            Unexercised         unexercised        in-the-money      in-the-money
                                                            ------------        -----------        -------------     ------------
                              Shares          Value          Options at         options at          option at          option at
                              -------         ------         ----------         -----------         ----------         ---------
                            acquired on      Realized          FY-End             FY-End            FY-End (1)        FY-End (1)
                            ------------     --------          -------            -------           -----------       ----------
          Name              exercise (#)        ($)          Exercisable       Unexercisable        Exercisable      Unexercisable
          ----              ------------        ---          -----------       -------------        -----------      -------------
Colin Halpern                    0               0               3,332              1,666              $ --               $ --
H. Michael Bush                  0               0             19,999              10,001              $ --               $ --


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


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of April 1, 2000 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On April 1, 2000, there were 3,420,725 shares of the Company's Common Stock and options outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

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

(2) Represents options to purchase shares of Common Stock exercisable within 60 days of April 1, 2000.


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

On December 27, 1998, Woodland agreed to convert $1,500,000 working capital loans and accrued interest, to 100,000 shares of $1.00 Par Value Series A Convertible 8% Preferred Stock. The agreed dividend is 8% and is cumulative.

At December 26, 1999, dividends in arrears on the Series A convertible preferred stock are $120,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $290,000 or $0.32 per share.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"].

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 26, 1999 and December 27, 1998, the total amount due to the Company was $41,149 and $31,149 respectively.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 26, 1999 was approximately $22,000. At December 26, 1999 there was a balance of $93,778 due and owing by the Company to this firm.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS until October 1998. The Chief Financial Officer of the company was also Chief Financial Officer and the Chief Executive Officer of the Celebrated Group, Plc.


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


                                             RED HOT CONCEPTS, INC.



                                             By:/s/Colin Halpern
                                                ------------------------
                                                  Colin Halpern, President

                                             Date:  August  25, 2000
                                                  -------------------


          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Colin Halpern           President and Director              August 25, 2000
----------------           (Chief Executive Officer)
Colin Halpern



/s/Aaron L. Lebedow        Director                            August 25, 2000
-------------------
Aaron L. Lebedow

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                                                          Page

Independent Auditor's Report............................................................................   F-1

Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998...............................   F-2...F-3

Consolidated Statements of Operations for the fifty-two weeks ended
December 26, 1999 and December 27, 1998.................................................................   F-4

Consolidated Statements of Stockholders' Equity for the period December 27, 1998
to December 26, 1999....................................................................................   F-5

Consolidated Statements of Cash Flows for the fifty-two weeks ended
December 26, 1999 and December 27, 1998.................................................................   F-6...F-7

Notes to Consolidated Financial Statements..............................................................   F-8...F-22





                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


                  We have audited the accompanying consolidated balance sheets of Red Hot Concepts, Inc. and its subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statement of operations, stockholders' equity, and cash flows for the two fifty-two week periods ended December 26, 1999 and December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 26, 1999 and December 27, 1998, and the consolidated results of their operations and their cash flows for the two fifty-two week periods ended December 26, 1999, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have utilized $237,926 and $641,144 in cash for operations; have working capital deficits of $154,957 and $146,373, and that the company major asset, its in vestment in Celebrated Group has been written off due to the liquidation of Celebrated, raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                               WAYNE P. HICKEY, P. C.
                                               Certified Public Accountant.

Bohemia, New York
August 22, 2000

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 26, 1999 AND DECEMBER 27, 1998
-------------------------------------------------------------------------------



                                           December 26,         December 27,
Assets:                                        1999                1998
                                           -----------          -----------
Current Assets:
   Cash                                    $     2,093          $    12,293
   Restricted Cash                                   0               30,000
   Due from Celebrated Group                         0               26,400
   Prepaid Expenses                                  0                    0
   Accrued Interest Receivable                       0                    0
                                           -----------          -----------

   Total Current Assets                    $     2,093          $    68,693
                                           -----------          -----------

Property and Equipment:
   Furniture and Fixtures                  $    10,861          $    10,861
   Less:  Accumulated Depreciation              (7,688)              (6,164)
                                           -----------          -----------

   Property and Equipment - Net            $     3,173          $     4,697
                                           -----------          -----------

Other Assets:
   Officer Loan Receivable                 $    41,149          $    31,149
   Investment in Celebrated Group                    0            3,257,096
   Loan Receivable - Other                      28,000                    0
                                           -----------          -----------

   Total Other Assets                      $    69,149            3,288,245
                                           -----------          -----------

   Total Assets                            $    74,415          $ 3,361,635
                                           ===========          ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 26, 1999 AND DECEMBER 27, 1998
-------------------------------------------------------------------------------

                                                                         December 26,          December 27,
                                                                             1999                 1998
                                                                        ------------          ------------
Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                                $    157,050          $    215,066
                                                                        ------------          ------------

Long-Term Liabilities:
   Accrued Interest Payable - Related Party                                        0                     0
   Due to Related Party                                                 $    321,226          $     55,500
                                                                        ------------          ------------


   Total Long-Term Liabilities                                          $    321,226          $     55,500
                                                                        ------------          ------------

Commitments and Contingencies [16]                                                 0                     0
                                                                        ------------          ------------

Stockholders' Equity:
   Series A Convertible 8% Preferred Stock, $1.00 Par Value
     100,000 Shares Authorized, Issued and Outstanding                  $  1,500,000          $  1,500,000

   Series B Non-Convertible 8% Preferred Stock, $2.00 Par Value
     725,000 Shares Authorized, Issued and Outstanding                     1,450,000             1,450,000

   Common Stock, 12,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                                  34,207                34,207

   Additional Paid-in Capital                                              8,443,416             8,443,416

   Accumulated Deficit                                                   (11,708,289)           (8,213,359)

   Accumulated Other Comprehensive Income                                   (123,195)             (123,195)
                                                                        ------------          ------------

   Total Stockholders' Equity                                           $   (403,861)         $  3,091,069
                                                                        ------------          ------------

   Total Liabilities and Stockholders' Equity                           $     74,415          $  3,361,635
                                                                        ============          ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Fifty-Two Weeks Ended
                                                         December 26,         December 27,
                                                         -----------          -----------
                                                             1999                 1998
                                                         -----------          -----------

Revenues                                                 $         0          $         0
                                                         -----------          -----------

Cost of Revenues:
   Cost of Revenues                                                0                    0
   Restaurant Expense                                              0                    0
                                                         -----------          -----------

   Total Cost of Revenues                                          0                    0
                                                         -----------          -----------

   Gross Margin                                                    0                    0

General and Administrative Expenses                          215,829              451,402

Depreciation and Amortization                                  1,524                1,524
                                                         -----------          -----------

   Operating Loss                                           (217,353)            (452,926)
                                                         -----------          -----------

Net (Loss) of Unconsolidated Investee                     (3,283,496)          (2,118,694)
                                                         -----------          -----------

Other Income [Expense]:
   Interest Income                                                14                5,409
   Interest Expense - Related Party                                0              (75,886)
   Gain [Loss] on Disposal of Subsidiary                       5,905                    0
                                                         -----------          -----------

   Other Income [Expense] - Net                                5,919              (70,477)
                                                         -----------          -----------

   Income [Loss] Before Income Tax Expense                (3,494,930)          (2,642,097)

Federal and State Income Tax Expense                               0                    0
                                                         -----------          -----------

   Net Income [Loss]                                      (3,494,930)          (2,642,097)

Preferred Stock Dividends                                   (236,000)            (116,000)
                                                         -----------          -----------

   Net Income [Loss] Available to Stockholders           $(3,730,930)         $(2,758,097)
                                                         ===========          ===========

Net Income [Loss] Per Common Share:
   Basic                                                 $     (1.09)         $      (.81)
                                                         ===========          ===========

   Weighted Average Number of Shares Outstanding           3,420,725            3,420,725
                                                         ===========          ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------

                                                                                           Series B
                                                                                       Non-Convertible
                                               Common Stock [11E]      Additional      Preferred Stock
                                             Number of                  Paid-in       Number of
                                              Shares         Amount     Capital        Shares     Amount
                                              ------         ------     -------        ------     ------


Balance - December 28, 1997                 3,420,782       $34,207   $8,443,416       725,000  $1,450,000

Notes Payable Converted to Convertible             --            --           --            --          --
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                   --            --           --            --          --
Comprehensive Income                               --            --           --            --          --
                                            ---------       -------   ----------       -------   ----------


Balance - December 27, 1998                 3,420,782       $34,207   $8,443,416       725,000  $1,450,000


Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999                   --            --           --            --          --
Comprehensive Income                               --            --           --            --          --
                                            ---------       -------   ----------       -------   ----------

Balance - December 26, 1999                 3,420,725       $34,207   $8,443,416       725,000  $1,450,000
                                            =========       =======   ==========       =======   ==========





                                                      Series A
                                                     Convertible                                 Accumulated
                                                   Preferred Stock       Compre-                     Other          Total
                                                 Number of               hensive    Accumulated  Comprehensive  Stockholders'
                                                  Shares       Amount    Income      [Deficit]      Income         Equity
                                                  ------       ------    ------      ---------      ------         ------

Balance - December 28, 1997                        --            --                $(5,571,262)  $(123,195)      $4,233,166

Notes Payable Converted to Convertible        100,000     1,500,000           --            --          --        1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                   --            --   (2,642,097)   (2,642,097)         --       (2,642,097)
Comprehensive Income                               --            --   (2,642,097)           --          --               --
                                              -------    ----------  ===========   -----------   ---------       ----------
Balance - December 27, 1998                   100,000    $1,500,000                $(8,213,359)  $(123,195)      $3,091,069
                                              =======    ==========                ===========   =========       ==========


Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999                   --            --   (3,494,930)   (3,494,930)         --       (3,494,930)
Comprehensive Income                               --            --   (3,494,930)           --          --               --
                                              -------    ----------  ===========   -----------   ---------       ----------
Balance - December 26, 1999                   100,000    $1,500,000               $(11,708,289)  $(123,195)       $(403,861)
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


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                              Fifty-Two Weeks Ended
                                                                                         December 26,       December 27,
                                                                                         ------------       ------------
                                                                                             1 9 9 9           1 9 9 8
                                                                                             -------           -------

Operating Activities:
   Net Income [Loss]                                                                  $    (3,494,930)    $    (2,642,097)
                                                                                      ----------------    ----------------
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash [Used for] Provided by
     Operating Activities:
     Depreciation and Amortization                                                              1,524               1,524
     Net Loss of Unconsolidated Investee                                                    3,257,096           2,118,694
     Gain on Sale of Assets of CTG and Rights in Chili's Restaurants                                0                   0
     Gain on Merger of UK Subsidiary into Celebrated                                                0                   0

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                                     56,400             165,586
       Inventories                                                                                  0                   0
       Prepaid Expenses and Other Current Assets                                                    0              37,213

     Increase [Decrease] in:
       Accounts Payable                                                                       (58,016)           (322,064)
       Accrued Expenses                                                                             0                   0
       Other Payables and Accrued Interest                                                          0                   0
                                                                                      ---------------     ---------------

     Total Adjustments                                                                $     3,257,004     $     2,000,953
                                                                                       --------------      --------------

   Net Cash - Operating Activities                                                    $      (237,926)    $    (641,144)
                                                                                       ---------------     --------------


Investing Activities:
   Purchase of Furniture and Fixtures                                                               0                   0
                                                                                      ---------------     ---------------

   Net Cash - Investing Activities                                                    $             0     $             0
                                                                                       --------------      --------------

Financing Activities:
   Advances from Related Parties                                                              265,726             544,182
   Payments to Related Parties                                                                (38,000)                  0
                                                                                      ----------------    ---------------

   Net Cash - Financing Activities                                                    $       227,726     $       544,182
                                                                                       --------------      --------------

Effect of Exchange Rate Changes on Cash                                               $             0     $             0
                                                                                       --------------      --------------

   Net [Decrease] in Cash - Forward                                                   $       (10,200)    $       (96,962)





The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                                              Fifty-Two Weeks Ended
                                                                                         December 26,       December 27,
                                                                                         ------------       ------------
                                                                                            1 9 9 9            1 9 9 8
                                                                                            -------            -------


   Net [Decrease] in Cash - Forwarded                                                 $       (10,200)    $       (96,962)

Cash - Beginning of Periods                                                                    12,293             109,255
                                                                                      ---------------     ---------------

   Cash - End of Periods                                                              $         2,093     $        12,293
                                                                                      ===============     ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                         $             0     $             0
     Income Taxes                                                                     $             0     $             0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Conversion of Related Party Debt to Preferred Stock                                $             0     $     1,500,000

   Cancellation of Warrants                                                           $             0     $             0


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Description and Nature of Business - The Company had the exclusive right to own and operate Chili's Grill and Bar restaurants ["Chili's Restaurants"] pursuant to development and license agreements, in the UK, Australia and New Zealand. On December 15 and December 19, 1997, Red Hot sold the exclusive rights for the UK and Australia/New Zealand restaurants, respectively. As a result, the Company is a holding company, the sole operation of which consists of its ownership of Celebrated recorded using the equity method. Celebrated was initially formed to develop and operate mid-priced hotels. Celebrated has expanded its business operations to include several restaurants chains operating throughout Great Britain. Celebrated is a public company, 45.6% of which is owned by the Company and 54.5% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange. Celebrated owns the exclusive rights for Chili's Restaurants in the UK, along with other concepts. On August 27, 1999 the Celebrated Group plc ("Celebrated") obtained an administration order to effect a financial restructuring and/or disposal of its various businesses. Ernest & Young was appointed as the Administrator of Celebrated and its subsidiaries. On March 20, 2000 the Joint Administrators, in compliance with insolvency Rules gave notification that they intended to apply to the courts to become Joint Liquidators of Celebrated, and thereby liquidate Celebrated Group and its subsidiaries.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Red Hot and its wholly-owned and majority-owned subsidiaries until the date of divestiture. All significant intercompany accounts and transactions have been eliminated.

On December 26, 1999, Red Hot Concepts, Inc. disposed of its interest in Red Hot Pacific, Inc. its only remaining subsidiary. The Company has used the equity method to account for the holdings in Celebrated. The Company has an option to acquire more than 50% of the outstanding shares of Celebrated. If exercised, the Company will report on a consolidated basis.

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements were amortized over the lesser of the useful life of the improvements or the lease term, which averaged 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 26, 1999 and December 27, 1998 was $1,524 and $1,524, respectively.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
-------------------------------------------------------------------------------



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

Earnings [Loss] Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 26, 1999 and December 27, 1998, have been calculated in accordance with SFAS No. 128.

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

Foreign Currency Translation - For the periods ended December 26, 1999 and December 27, 1998, the investment in Celebrated Group has been translated into US dollars, from British Pound Sterling using year end exchange rates in effect at that date.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
-------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. As of December 26, 1999, management has written down these assets to their fair value.

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

Since the Company's operations commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $217,353 and $523,403 for the fifty-two week periods ended December 26, 1999 and December 27, 1998, respectively. In addition the losses incurred on the write down of the company's investment in the Celebrated Group plc to no value and Celebrated pending liquidation, significantly impairs its ability to continue in business. The company had a working capital deficit of $154,957 and an accumulated deficit of $11,708,289 at December 26, 1999. The company has been funded through December 26, 1999 through loans from related parties and affiliated entities.

The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company.

The Company has also taken steps to further reduce its administrative expense for its monthly corporate operating activities. To meet these corporate expenses, the Company intends to continue with related party advances or seek additional equity financing.

There can be no assurances that management's plans to reduce operating expenses, start a new business venture and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
-------------------------------------------------------------------------------



[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 27, 1998, the Company had approximately $30,000 on deposit in Australia. Australia does not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits. At December 27, 1998, one letter of credit in the amount of $30,000 had been issued on the Company's behalf and is secured by a cash account, which is reflected as restricted on the balance sheet. At December 26, 1999 the company no longer had funds on deposit in Australia. The restricted cash has been used to satisfy outstanding obligations

[B] Operations in Foreign Countries - The Company is subject to numerous factors relating to conducting business in a foreign country [including, without limitation, economic, political and currency risks] any of which could have a significant impact on the Company's operations. Upon the final liquidation of Celebrated this risk will be eliminated.

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

Rent expense for the fifty-two week periods ended December 26, 1999 and December 27, 1998 was $9,096 and $9,096, respectively.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-------------------------------------------------------------------------------


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
-------------------------------------------------------------------------------


[7] Related Party Transactions [Continued]

At December 26, 1999 dividends in arrears on the Series A convertible preferred stock amounted to $120,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $290,000 or $0.32 per share.

At December 26, 1999, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon Conversion of the Series A and B Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. No management fees have been charged to the company for the years ended December 26, 1999 and December 27, 1998.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 26, 1999 and December 27, 1998 the total amount due to the Company from Mr. Halpern is $41,149 and $31,149, respectively.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 26, 1999 was $22,000. At December 26, 1999 there was a $93,778 balance due and owing by the Company to this firm.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salaries of $9,800 for 1999 and $37,333 for 1998.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-------------------------------------------------------------------------------



[8] Provision for Income Taxes [Continued]
Red Hot files a consolidated United States federal income tax return with one of its related companies, Red Hot Pacific. There is no income tax provision as Red Hot and its subsidiary, Red Hot Pacific, incurred a net loss for 1999. Therefore, no loss carryforward was used during 1999. In 1997, Red Hot incurred capital gains tax of approximately $1,364,000 on the sale and merger of its subsidiaries. This amount was offset against its utilization of operating loss carryforwards. At December 26, 1999, Red Hot had a deferred tax asset attributable to its United States net operating loss carryforwards of approximately $1,345,000, which was offset by a valuation allowance of approximately $1,345,000. The change in the valuation allowance during the fiscal year ended December 26, 1999 was approximately $66,000.

The following summarizes the operating tax loss carryforwards by year of expiration.
                                                     Expiration Date of
    Amount in Consolidation                         Tax Loss Carryforward
    -----------------------                         ---------------------
       $      49,379                                  December 31, 2009
       $     437,510                                  December 31, 2010
       $   1,408,452                                  December 31, 2011
       $   1,384,173                                  December 31, 2012
       $     510,926                                  December 31, 2013
       $     211,434                                  December 31, 2014


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
-------------------------------------------------------------------------------



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

At December 26, 1999 dividends in arrears on the Series A convertible preferred stock amounted to $120,000. The dividends on Series B non-convertible preferred stock amounted to $290,000 or $.32 per share.

[E] Reverse Stock Split - On November 26, 1997, the Company's Board of Directors approved a 3 for 1 reverse stock split. The par value of the shares remained at $.01 per share. The financial statements have been retroactively adjusted for this split.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
-------------------------------------------------------------------------------



[10] Stock Options and Warrants

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
-------------------------------------------------------------------------------



[10] Stock Options and Warrants [Continued]

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

Information pertaining to stock options as of December 26, 1999 and December 27, 1998 for the Company and for the years then ended is as follows:

                                                                                                             Weighted
                                                                                                              Average
                                                                       Weighted           Exercisable        Remaining
                                                         Common         Average              Stock          Contractual
                                                         Shares     Exercise Price          Options            Life

   Options Outstanding -December 28, 1997                   57,671           3.53
   --------------------------------------              ===========      =========

Options Granted - Directors Plan                            11,662           2.07              --             9.5  years
Options Granted - Stock Plan                                     0              0              --                --
Options Granted - Non-Qualified                                  0              0              --                --
Options Exercised                                                0              0              --                --
Options Canceled                                            (4,333)             0              --                --
                                                       ------------

   Options Outstanding -December 27, 1998                   65,000           4.53
   --------------------------------------              ===========      =========

Options Granted - Directors Plan                                 0              0              --              8.5  years
Options Granted - Stock Plan                                     0              0              --                --
Options Granted - Non-Qualified                                  0              0              --                --
Options Exercised                                                0              0              --                --
Options Canceled                                                 0              0              --                --
                                                       -----------

   Options Outstanding -December 26, 1999                   65,000           4.53
   --------------------------------------              ===========      =========

   * As adjusted to reflect three-for-one reverse stock split.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
-------------------------------------------------------------------------------



[10] Stock Options and Warrants [Continued]

No compensation cost was recognized in income under any of the stock option plans.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                  Years ended
                                                 December 31,
                                       1 9 9 9                  1 9 9 8
                                       -------                  -------
Net Income [Loss]:
   As Reported                     $   (3,494,930)          $    (2,642,097)
                                   ===============          ================

   Pro Forma                       $   (3,572,452)          $    (2,700,751)
                                   ===============          ================

Net Income [Loss] Per Share:
   As Reported                     $         (1.09)         $            (.81)
                                   ================         ==================

   Pro Forma                       $         (1.11)         $            (.81)
                                   ================         ==================


At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan for the fifty-two week period ended December 26, 1999 were $.35, $.91 and $.93, respectively.

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


[B] Common Stock Purchase Warrants - As of December 27, 1998, there were 1,012,347 Class B warrants outstanding, which were issued in August 1995 as part of a public offering. Holders of 1,012,347 Class A warrants, also issued as part of the public offering, were entitled to purchase one share of common stock at $18.00 per share until December 31, 1997. The Class A warrants expired without exercise. Holders of each Class B warrant are entitled to purchase one share of common stock at $36.00 per share until November 30, 2000 [See Note 9]. No warrants were exercised during the fifty-two week period ended December 26, 1999 or December 27, 1998.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12


[11] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 26, 1999:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated

Revenues                         $             0  $            0  $             0  $            0   $             0
Gross Margin [Loss]              $             0  $            0  $             0  $            0   $             0
Net Income [Loss]                $      (211,434) $   (3,283,496) $             0  $            0   $    (3,494,930)
Assets                           $        74,415  $            0  $             0  $            0   $        74,415
Liabilities                      $       478,276  $            0  $             0  $            0   $       478,276
Company's Investment in
   Foreign Subsidiaries          $             0  $            0  $             0  $            0   $             0



For the fifty-two weeks ended December 27, 1998:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated

Revenues                         $             0  $            0  $             0  $            0   $             0
Gross Margin [Loss]              $             0  $            0  $             0  $            0   $             0
Net Income [Loss]                $      (523,403) $   (2,118,694) $             0  $            0   $    (2,642,097)
Assets                           $     3,361,635  $            0  $             0  $            0   $     3,361,635
Liabilities                      $       270,566  $            0  $             0  $            0   $       270,566
Company's Investment in
   Foreign Subsidiaries          $     3,257,096  $            0  $             0  $            0   $     3,257,096



[12] Commitments

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

[B] Employment Agreements - The company has no employment agreement with its employees at this time.

[C] Letter of Credit - At December 28, 1997, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which is restricted on the balance sheet. At December 27, 1998 this amount has been reduced to $30,000. At December 26, 1999 this amount has been reduced to 0.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
-------------------------------------------------------------------------------

[12] Commitments [Continued]

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

[E] Consulting Agreement - The Company has no consulting agreement with any parties at this time.


[13] New Authoritative Accounting Pronouncements

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


[14] Sale of Rights in Chili's Restaurants

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
-------------------------------------------------------------------------------



[15] Merger with Celebrated

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

On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the administrators decided to liquidate all the remaining assets of Celebrated. After completion of the liquidation of Celebrated, the company will have no operations.


[16] Subsequent Events


[A] Additional Related Party Advances - In the first quarter of 2000, the Company received additional cash advances from a related party of $4,000.




                              . . . . . . . . . . .