Form 10QSB
period 2000-03-26
RED HOT CONCEPTS INC
filed 2000-08-28
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended March 26, 2000      Commission File Number 33-86166
                             --------------                             --------

                             RED HOT CONCEPTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                             52-1887105
                --------                                             ----------
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                         Identification No.)



        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                                             20817
           ------------------                                             -----
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code: (301) 493-4553
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X              No
                            -------              --------


As of May 1, 2000, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                                       RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                                    FORM 10-QSB

                                                 QUARTERLY REPORT
                                        For the Period Ended March 26, 2000

                                                       INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of March 26, 2000 [Unaudited] and December 26, 1999                         3-4

  Condensed  Consolidated  Statements of Operation for the thirteen week periods
  December  27, 1999 to March 26, 2000 and  December  28, 1998 to March 28, 1999
  [Unaudited]                                                                                                          5

  Condensed Consolidated Statement of Stockholders' Equity for the thirteen week period December
  27, 1999 to March 26, 2000                                                                                           6

  Condensed Consolidated  Statements of Cash Flows for the thirteen week periods
  December  27, 1999 to March 26, 2000 and  December  27, 1998 to March 28, 1999
  [Unaudited]
                                                                                                                       7

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

                                                o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH  26, 2000 [UNAUDITED]
-------------------------------------------------------------------------------


                                         March 26, 2000       December 26, 1999
                                                                  [Audited]
Assets:
Cash and Cash Equivalents                    $ 2,943               $ 2,093
Restricted Cash                                    0                     0
Due From Celebrated Group                          0                    20
Prepaid Expenses                                   0                     0
Accrued Interest Receivable                        0                     0
                                             -------               -------

Total Current Assets                           2,943                 2,093
                                             -------               -------

Furniture and Equipment - Net                  2,792                 3,173
                                             -------               -------

Other Assets:
Officer Loan Receivable                       41,149                41,149
Investment in Celebrated Group                     0                     0
Loan Receivable - Other                       28,000                28,000
                                             -------               -------
Total Other Assets                            69,149                69,149
                                             -------               -------

Total Assets                                 $74,884               $74,415
                                             -------               -------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
---------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 26, 2000 [UNAUDITED]
---------------------------------------------------------------------------------------------------------

                                                           March 26, 2000             December 27, 1999
                                                                                         [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                    $    155,550                $    157,050
  Accrued Interest Payable - Related Party                            0                           0
                                                           ------------                ------------
  Total Current Liabilities                                     155,550                     157,050
                                                           ------------                ------------

  Long Term Liabilities:
  Due to Related Party                                          326,726                     321,226
                                                           ------------                ------------

  Total Liabilities                                        $    482,276                $    478,276

Commitments and Contingencies                                        --                          --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     100,000 Issued and Outstanding                           1,500,000                   1,500,000
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                    1,450,000                   1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                     34,207                      34,207

  Additional Paid-in Capital                                  8,443,416                   8,443,416

  Accumulated Deficit                                       (11,711,820)                (11,708,289)

  Accumulated Other Comprehensive Income                       (123,195)                   (123,195)
                                                           ------------                ------------
Total Stockholders' Equity
                                                               (407,392)                   (403,861)
                                                           ------------                ------------

  Total Liabilities and Stockholders' Equity               $     74,884                $     74,415
                                                           ------------                ------------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]
----------------------------------------------------------------------------------------

                                                      For the Thirteen Week Period
                                                     December 27,     December 28,
                                                    1999 to March        1998 to
                                                       26, 2000       March 28, 1999

Revenues                                                     $   -0-           $  -0-

Cost of Revenues
  Cost of Revenues                                                --               --
  Restaurant Expenses                                             --               --
                                                  ------------------- ----------------

Total Cost of Revenues                                            --               --
                                                  ------------------- ----------------

 Gross Margin                                                     --               --
                                                  ------------------- ----------------

General and Administrative Expenses                          $ 3,150         $ 87,717

Depreciation and Amortization                                    381              381
Equity Portion of Celebrated Group Loss                           --          184,680

                                                  ------------------- ----------------
Operating Income (Loss)                                    $ (3,531)       $(272,778)

Other Income (Expense):
   Interest Income                                                                 19
                                                          --
   Interest Expense - Related Party                                             (720)
                                                          --
                                                  ------------------- ----------------
Net Loss                                                     (3,531)        (273,479)
                                                  ------------------- ----------------

Net (Loss) Per Share                                           $0.00          $(0.08)
                                                  ------------------- ----------------

Weighted Average Shares Outstanding                        3,420,782        3,420,782
                                                  ------------------- ----------------


RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------

                                                                                                  Series B
                                                                                                  Non-
                                                                                                  Convertible
                                             Common Stock [11E]              Additional           Preferred Stock
                                            Number of                        Paid-in              Number of
                                                    Stockholders'
                                              Shares            Amount       Capital               Shares             Amount


Balance - December 27, 1998                 3,420,782        $   34,207        $8,443,416           725,000        $1,450,000
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999                   --                --                --                --                --
Comprehensive Income                               --                --                --                --                --
                                           ----------        ----------        ----------        ----------        ----------

Balance - December 26, 1999                 3,420,725        $   34,207        $8,443,416           725,000        $1,450,000
                                           ==========        ==========        ==========        ==========        ==========

Comprehensive income;
  Net [Loss] for the thirteen week
 Period ended March 26, 2000                       --                --                --                --                --
                                           ----------        ----------        ----------        ----------        ----------

    TOTAL                                   3,420,725        $   34,207        $8,443,416           725,000        $1,450,000
                                           ==========        ==========        ==========        ==========        ==========


                                       Series A
                                       Convertible
                                       Preferred
                                       Stock                                                            Accumulated
                                       Number of                      Compre-                           Other          Total
                                                                      hensive Accumulated                             Comprehensive
                                       Shares         Amount           Income         [Deficit]         Income         Equity



Balance - December 27, 1998             100,000    $  1,500,000              --     $ (8,213,359)    $   (123,195)    $  3,091,069

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999             --              --      (3,494,930)      (3,494,930)              --       (3,494,930)
Comprehensive Income                         --              --      (3,494,930)              --               --               --
                                      ---------    ------------    ============     ------------     ------------     ------------

Balance - December 26, 1999             100,000    $  1,500,000    $         --       11,708,289)    $   (123,195)    $   (403,861)
                                      =========    ============    ============     ============     ============     ============

Comprehensive income;
  Net [Loss] for the thirteen week
 Period ended March 26, 2000                 --              --          (3,531)          (3,531)              --           (3,531)
                                      ---------    ============    ------------     ------------     ------------     ------------

                  TOTAL                 100,000       1,500,000              --      (11,711,820)    $   (123,195)    $   (407,392)
                                      =========    ============    ============     ============     ============     ============


Foreign Currency Translation:
Prior to December 28, 1997, the functional currency for the Company's United Kingdom subsidiary and Australian subsidiary was the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. For the period December 26, 1999 the translation from British pound sterling into U.S. dollars for the investment in the Celebrated group was done using current exchange rates in effect at year end.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-----------------------------------------------------------------------------------------------------------------------------

                                                                             For the Thirteen          For the Thirteen
                                                                                Week Period          Week Period December
                                                                             December 27, 1999        27, 1998 to March
                                                                             to March 26, 2000             28, 1999
Operating Activities:
Net Cash - Operating Activities                                                     $  ( 4,650)              $  (73,997)
                                                                            ---------------------    ----------------------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Preopening Costs                                                 --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                             --                       --
                                                                            ---------------------    ----------------------

Financing Activities:
Proceeds from Loan from Related Party                                                    5,500                   62,000
Repayment of Debt                                                                           --                       --
                                                                            ---------------------    ----------------------
Net Cash - Financing Activities                                                          5,500                   62,000
                                                                            ---------------------    ----------------------

Effect of Exchange Rate Changes on Cash                                                     --                       --
                                                                            ---------------------    ----------------------

Net [Decrease]/Increase in Cash and Cash Equivalents                                       850                  (11,997)

Cash and Cash Equivalents - Beginning of Periods                                         2,093                   12,293
                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                      $        2,943            $         296
                                                                            ---------------------    ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                             $             --           $           --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                             $             --           $           --
    Taxes Paid                                                                              --                       --


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------


[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 26, 1999, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of March 26, 2000, the statements of operations for the period December 27, 1999 to March 26, 2000, and for the period December 26, 1998 to March 28, 1999, the statement of stockholders' equity for the period December 27, 1998 to March 26, 2000, and the statements of cash flows for the period December 27, 1999 to March 26, 2000 and for the period December 29, 1998 to March 28, 1999 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial statements information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 26, 2000, and the results of its operations and cash flows for the thirteen weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 26, 1999.

         The Company no longer has any operating businesses. In August 1999 Celebrated Group Plc obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as the Administrators of Celebrated and its subsidiaries. On March 27, 2000 the Joint Administrators, in compliance with insolvency rules gave notification that they intended to apply to the court to become Joint Liquidators and thereby liquidated the Celebrated Group and all its subsidiaries.



[C]      Due To Related Parties

         Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 26, 1999, there is $326,726 due to Woodland. As of December 27, 1998 there is no balance due to Woodland. As December 28, 1997 the balance due to Woodland for funds advanced to the Company was $1,011,317, which includes accrued interest payable of $230,065. This obligation was originally due in May 1998 and was extended by Woodland to January 1999. This loan was exchanged for convertible preferred stock discussed below on December 27, 1998.

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

         At December 26, 1999 dividends in arrears on the Series A convertible preferred stock were $120,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $290,000 or $.32 per share.

         At December 26, 1999, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon Conversion of the Series A Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

         Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. IFS charged a management fee to the Company for administration services of $45,000 for the year end of December 28, 1997. There were no amounts charged for services in the year end of December 27, 1998 and December 26, 1999. IFS and one of its wholly-owned subsidiaries subleased a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. No amounts were charged to the company for the year ended December 27, 1998 or December 26, 1999.

         The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 26, 1999 and December 27, 1998 the total amount due to the Company is $41,149 and $31,149, respectively.

         Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 26, 1999 was $22,000. At December 26, 19989 there was a $93,788 balance due and owing by the Company to this firm.

         The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salary of $37,333 for 1998. The Chief Financial Officer left the employment of Celebrated Group, as well, as this company in October 1999


[D]      Divestitures

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

         On December 16, 1997, the Company merged its UK subsidiary, Restaurant House Ltd. with the Celebrated Group Plc.

         The Company no longer has any operating businesses. In August 1999 Celebrated Group Plc obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as the Administrators of Celebrated and its subsidiaries. On March 27, 2000 the Joint Administrators, in compliance with insolvency rules gave notification that they intended to apply to the court to become Joint Liquidators and thereby liquidated the Celebrated Group and all its subsidiaries.



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

         At December 26, 1999 dividends in arrears on the Series A convertible preferred stock were $120,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $290,000 or $.32 per share.


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

In August 1999 Celebrated Group Plc obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as the Administrators of Celebrated and its subsidiaries. On March 27, 2000 the Joint Administrators, in compliance with insolvency rules gave notification that they intended to apply to the court to become Joint Liquidators and thereby liquidated the Celebrated Group and all its subsidiaries.


Results of Operations -

The Company realized a net loss of $3531 for the thirteen weeks ending March 26, 2000 which compares to a net loss of $273,429 for the same period in 1999. The net loss from 1999 to 2000 was reduced significantly due to the fact the company has no operating businesses at this time. The Company included its share of the net loss experienced by Celebrated for the thirteen week periods ended March 28, 1999 of $189,680.



Liquidity and Capital Resources

The Company's negative working capital as of March 26, 2000 was approximately $153,000 as compared to a negative working capital of approximately $154,000 as of December 26, 1999. Total current assets increased by approximately $1,000 from December 26, 1999 to $2,943. Current liabilities decreased by approximately $1,500 from December 26, 1999 to $155,550.



The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                             December 27,         December 28,
                                                 1999                 1998
                                                  To                   To
                                            March 26, 2000       March 28, 1999
                                           ------------------ -----------------

Net cash (used) in operating activities        $(4,650)             $(73,997)
Cash (used) in investing                           --                  --
Cash provided by financing                       5,500               62,000

During the thirteen week period ended March 26, 2000, the Company used $4,650 for operating activities. The Company had a net loss of approximately $3,500.

Cash generated by financing activities for the thirteen week period was approximately $5,500, which include the proceeds from a loan from related parties of $5,500.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and the conversion of loans and accrued interest from Woodland Limited Partnership into preferred stock. Since the liquidation of Celebrated Group is eminent , the company has been actively seeking a new business to operate. This new business will require additional capital for investment which will have to be obtained through new financing or additional equity funding. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds, the Company will be out of business.

Impact of Inflation

Inflation is not expected to have a material effect on the company's operations.

Part II                    OTHER INFORMATION


Item 1.   Legal Proceedings

                           The Company is not a party to any litigation or governmental proceedings that management believes would result in judgements or fines that would have a material adverse effect on the Company.

Item 2.   Changes in Securities

                           Not Applicable.

Item 3.   Defaults Upon Senior Securities

                           Not Applicable.

Item 4.   Other Information

                           Not Applicable.

Item 5.   Exhibits

                           (a)      Exhibits

                           None.

                           (b)      Reports on Form 8-K

                           During the thirteen week period ended March 26, 2000 Form 8-K's were filed by the Company on:

(i)      August 1, 2000

SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.


Date:  August 25, 2000              By:      /s/ Colin Halpern
                                                  Colin Halpern, President