Form 10QSB
period 2000-06-26
RED HOT CONCEPTS INC
filed 2000-08-28
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended June 30, 2000       Commission File Number 33-86166
                             -------------                              --------

                             RED HOT CONCEPTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         52-1887105
             --------                                         ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)



     6701 Democracy Boulevard
             Suite 300
        Bethesda, Maryland                                            20817
        ------------------                                            -----
      (Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code:         (301) 493-4553
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


As of August 1, 2000, 3,420,782 shares of common stock par value, $.01 per share were outstanding.

                                               RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                                            FORM 10-QSB

                                                          QUARTERLY REPORT
                                                 For the Period Ended June 30, 2000

                                                               INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements
  Condensed Consolidated Balance Sheet as of June 30, 2000 [Unaudited] and December 26, 1999                          3-4

  Condensed Consolidated Statements of Operations for the thirteen week period March 27, 2000 to
  June 30, 2000 [Unaudited] and March 29, 1999 to June 27, 1999 [Unaudited] for the twenty-six week period December 27, 1999  to June 30, 2000 [Unaudited] and December 28, 1998 to June 27,
  1999 [Unaudited]                                                                                                     5

  Condensed Consolidated Statement of Stockholders' Equity for the twenty-six week period
  December 27, 1999 to June 30, 2000.                                                                                  6

  Condensed Consolidated Statements of Cash Flows for the twenty-six week period
  December  27,  1999 to June 30,  2000 and  December  28, 1998 to June 27, 1999
  [Unaudited]
                                                                                                                       7

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 [UNAUDITED]


                                          June 30, 2000       December 26, 1999
                                                                   [Audited]
Assets:
Cash and Cash Equivalents                    $14,345               $ 2,093
Restricted Cash                                    0                     0
Due From Celebrated Group                          0                     0
Prepaid Expenses                                   0                     0
Accrued Interest Receivable                        0                     0
                                             -------               -------

Total Current Assets                          14,345                 2,093
                                             -------               -------

Furniture and Equipment - Net                  2,411                 3,173
                                             -------               -------

Other Assets:
Officer Loan Receivable                       41,149                41,149
Investment in Celebrated Group                     0                     0
Loan Receivable - Other                       28,000                28,000
                                             -------               -------
Total Other Assets                            69,149                69,149
                                             -------               -------

Total Assets                                 $85,905               $74,415
                                             -------               -------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 26, 2000 [UNAUDITED]

                                                                   June 26, 2000              December 26, 1999
                                                                                                 [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                            $    162,309                $    157,050
  Accrued Interest Payable - Related Party                                    0                           0
                                                                   ------------                ------------
  Total Current Liabilities                                             162,309                     157,050
                                                                   ------------                ------------

  Long Term Liabilities:
  Due to Related Party                                                  336,626                     321,226
                                                                   ------------                ------------
  Total Liabilities                                                     498,935                     478,276

Commitments and Contingencies                                                --                          --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized, 100,000 Shares
     Issued and Outstanding                                           1,500,000                   1,500,000
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                            1,450,000                   1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                             34,207                      34,207
  Additional Paid-in Capital                                          8,443,416                   8,443,416
  Accumulated Deficit                                               (11,717,458)                (11,708,289)
  Cumulative Foreign Currency Translation Adjustment                   (123,195)                   (123,195)
                                                                   ------------                ------------
Total Stockholders' Equity
                                                                       (413,030)                   (403,861)
                                                                   ------------                ------------

Total Liabilities and Stockholders' Equity                         $     85,905                $     74,415
                                                                   ------------                ------------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                   For the Thirteen Weeks             For the Twenty-Six Weeks
                                                                     March 26,       March 29,       December      December 28,
                                                                   2000 to June    1999 to June     27, 1999 to    1998 to June
                                                                   -------------   -------------    ------------   ------------
                                                                      30, 2000        27, 1999     June 30, 2000      27, 1999
                                                                      --------        --------     -------------      --------
Revenues                                                                 $-0-            $-0-            $-0-            $-0-
  Cost of Revenues:
  Cost of Revenues                                                         --              --              --              --
  Restaurant Expense                                                       --              --              --              --

                                                               --------------- --------------- --------------- ----------------
Total Cost of Revenues                                                     --              --              --
                                                                                                                     --

                                                               --------------- --------------- --------------- ----------------
      Gross Profit
                                                                           --              --              --
                                                                                                                     --
General and Administrative Expenses
                                                                        5,637          47,890           9,168         135,988

Net Income (Loss) of Investee                                              --         746,868              --         931,548

                                                               --------------- --------------- --------------- ---------------
  Operating Loss                                                        5,637         794,758           9,168       1,067,536

Other Income (Expense):
  Interest Income                                                          --               2              --              21
  Interest Expense                                                         --           2,049              --           2,769

                                                               --------------- ---------------
                                                                                               --------------- ---------------
Net (Loss)                                                            (5,637)      ( 796,805)         (9,168)     (1,070,284)
                                                               --------------- --------------- --------------- ---------------


Net Income (Loss) Per Share [Note E]                                   $  .00        $  (.23)          $  .00        $  (.31)
                                                               --------------- --------------- --------------- ---------------


Weighted Average Number of Shares Outstanding [Note E]              3,420,782       3,420,782       3,420,782       3,420,782
                                                               --------------- --------------- --------------- ---------------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                  Series B
                                                                                                  Non-
                                                                                                  Convertible
                                             Common Stock [11E]              Additional           Preferred Stock
                                            Number of                        Paid-in              Number of
                                                    Stockholders'
                                              Shares            Amount       Capital               Shares             Amount


Balance - December 28, 1997                    3,420,782        $   34,207        $8,443,416           725,000        $1,450,000

Notes Payable Converted to Convertible                --                --                --                --                --
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                      --                --                --                --                --

Balance - December 27, 1998                    3,420,782        $   34,207        $8,443,416           725,000        $1,450,000

  Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999                      --                --                --                --                --
                                                      --                --                --                --                --
                                              ----------        ----------        ----------        ----------        ----------

Balance - December 26, 1999                    3,420,725        $   34,207        $8,443,416           725,000        $1,450,000
                                              ==========        ==========        ==========        ==========        ==========

Comprehensive income;
  Net [Loss] for the twenty-six week
  period ended June 30, 2000                          --                --                --                --                --
                                                      --                --                --                --                --
                                              ----------        ----------        ----------        ----------        ----------
Balance - June 30, 2000                        3,420,725        $   34,207        $8,443,416           725,000        $1,450,000
                                              ==========        ==========        ==========        ==========        ==========



                                       Series A
                                       Convertible
                                       Preferred
                                       Stock                                                            Accumulated
                                       Number of                      Compre-                           Other          Total
                                                                      hensive Accumulated                             Comprehensive
                                       Shares         Amount           Income         [Deficit]         Income         Equity



Balance - December 28, 1997                     --              --                  $ (5,571,262)    $   (123,195)    $  4,233,166

Notes Payable Converted to Convertible     100,000       1,500,000             --             --               --        1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                --              --     (2,642,097)    (2,642,097)              --       (2,642,097)
                                      ------------    ------------   ============   ------------     ------------     ------------

Balance - December 27, 1998                100,000    $  1,500,000             --   $ (8,213,359)    $   (123,195)    $  3,091,069

  Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999                --              --     (3,494,930)    (3,494,930)              --       (3,494,930)
                                                --              --     (3,494,930)            --               --               --
                                      ------------    ------------   ============   ------------     ------------     ------------

Balance - December 26, 1999                100,000    $  1,500,000                  $(11,708,289)    $   (123,195)    $   (403,861)
                                      ============    ============                  ============     ============     ============

Comprehensive income;
  Net [Loss] for the twenty-six week
  period ended June 30, 2000                    --              --         (9,168)        (9,168)              --           (9,168)
                                                --              --                                             --               --
                                      ------------    ------------   ------------   ------------     ------------     ------------
Balance - June 30, 2000                    100,000    $  1,500,000                  $(11,717,457)    $   (123,195)    $   (413,029)
                                      ============    ============                  ============     ============     ============


Foreign Currency Translation:
Prior to December 28, 1997, the functional currency for the Company's United Kingdom subsidiary and Australian subsidiary was the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. For the period December 26, 199 the translation from British pound sterling into U.S. dollars for the investment in the Celebrated group was done using current exchange rates in effect at year end.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                            For the Twenty-Six        For the Twenty-Six
                                                                                Week Period          Week Period December
                                                                             December 27, 1999       28, 1998 to June 27,
                                                                              to June 30, 2000               1999
Operating Activities:
Net Cash - Operating Activities                                                      $  (1,648)               $(154,925)
                                                                            ---------------------    ----------------------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Preopening Costs                                                 --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                         (1,648)                      --
                                                                            ---------------------    ----------------------

Financing Activities:
Proceeds from Loan from Related Party                                                  $13,900                  142,900
Repayment of Debt                                                                           --                       --

                                                                            ---------------------    ----------------------
Net Cash - Financing Activities                                                        $13,900                  142,900
                                                                            ---------------------    ----------------------

Effect of Exchange Rate Changes on Cash                                                     --                       --
                                                                            ---------------------    ----------------------

Net [Decrease]/Increase in Cash and Cash Equivalents                                    12,252                  (12,025)

Cash and Cash Equivalents - Beginning of Periods                                         2,093                   12,293

                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                        $     14,345                $     268
                                                                            ---------------------    ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --

RED HOT CONCEPTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  [UNAUDITED]


[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 26, 1999, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of June 30, 2000, the statements of operations for the twenty-six period December 27, 1999 to June 30, 2000, and December 28, 1998 to June 27, 1999, the statement of operations for the thirteen week period March 27, 2000 to June 20, 2000 and March 29, 1999 to June 27, 1999, the statement of stockholders' equity for the period December 27, 1999 to June 30, 2000, and the statements of cash flows for the period December 27, 1999 to June 30, 2000 and for the period December 28, 1998 to June 27, 1999 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2000, and the results of its operations and cash flows for the twenty-six weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 26, 1999.

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

         The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salary of $37,333 for 1998. The Chief Financial Officer left the employment of Celebrated Group, as well, as this company in October 1999.


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

Results of Operations -

The Company realized a net loss of $9,168 for the twenty-six weeks ending June 30, 2000 which compares to a net loss of $1,070,284 for the same period in 1999. This is a decrease of $1,061,616. The major reasons for the change is the company no longer has any operating businesses. Included in the net loss for the twenty-six weeks of 1999 is the net loss of Celebrated in the amount of $931,548.



Liquidity and Capital Resources

The Company's negative working capital as of June 30, 2000 was $147,964 as compared to a negative working capital of $154,957 at December 26, 1999. Total current assets were at $14,345 and $2,093 as of June 30, 2000 and December 26, 1999, respectively. Current liabilities were $162,309 and $157,050 as of June 30, 2000 and December 26, 1999, respectively.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                            December 26,       December 28,
                                                1999               1998
                                                 To                 To
                                            June 30, 2000      June 27, 1999
                                          ----------------  -------------------

Net cash (used) in operating activities       $(1,648)          $(154,925)
Cash (used) in investing                          --                --
Cash provided by financing                     $13,900           $142,900

During the twenty-six weeks period ended June 30, 2000, the Company used approximately $1,648 for operating activities. The Company had a net loss of $9,168. The Company's accounts payable were increased by approximately $5,000.

Cash generated by financing activities for the period was $13,900, which include the proceeds from a loan from related parties of $13,900.

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