Form 10QSB
period 2000-09-24
RED HOT CONCEPTS INC
filed 2000-12-08
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended September 24, 2000  Commission File Number 33-86166
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


As of November 1, 2000, 3,420,782 shares of common stock par value, $.01 per share were outstanding.


                                           RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                                        FORM 10-QSB

                                                     QUARTERLY REPORT
                                          For the Period Ended September 24, 2000

                                                           INDEX


Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements
  Condensed Consolidated Balance Sheet as of September 24, 2000 [Unaudited]                                           3-4
  and December  26, 1999

  Condensed  Consolidated  Statements  of Operation for the thirteen week period
  July 1, 2000 to September 24, 2000 and the  thirty-nine  week period  December
  27, 1999 to September 24, 2000 [Unaudited]                                                                            5

  Condensed Consolidated Statement of Stockholders' Equity for the thirty-nine week period
  December 27, 1999 to September 24, 2000                                                                               6

  Condensed  Consolidated  Statements  of Cash  Flows for the  thirty-nine  week period December 27, 1999 to September 24, 2000 [Unaudited]
                                                                                                                        7

  Notes to Condensed Consolidated Financial Statements                                                               8-10

  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                    11-12

Part II:   OTHER INFORMATION                                                                                           13

SIGNATURES                                                                                                             14

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 24, 2000 [UNAUDITED]


                                      September 26,     December 26,
                                          2000             1999
                                                         [Audited]
Assets:
Cash and Cash Equivalents                $3,464           $2,093
Restricted Cash                               0                0
Due From Celebrated Group                     0               20
Prepaid Expenses                             --               --
Accrued Interest Receivable                  --               --
                                        -------          -------

Total Current Assets                     $3,464           $2,093
                                        -------          -------

Furniture and Equipment - Net            $2,792           $3,173
                                        -------          -------

Other Assets:
Officer Loan Receivable                 $41,149          $41,149
Investment in Celebrated Group                0                0
 Loan Receivable - Other                 28,000           28,000
                                        -------          -------
Total Other Assets                      $67,149          $67,149
                                        -------          -------

Total Assets                            $75,405          $74,415
                                        -------          -------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 24, 2000 [UNAUDITED]

                                                                     September 26,          December 26,
                                                                         2000                  1999
                                                                                             [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                                $161,125               $157,050
  Accrued Interest Payable - Related Party                                    0                      0
                                                                   ------------           ------------
  Total Current Liabilities                                            $161,125               $157,050
                                                                   ------------           ------------

  Long Term Liabilities:
  Due to Related Party                                                  336,626                321,226
                                                                   ------------           ------------
  Total Liabilities                                                    $497,751               $478,276

Commitments and Contingencies                                                --                     --

Stockholders' Equity:

 Series A Convertible 8% Preferred Stock, $1.00 Par Value
    100,000 Shares Authorized, Issued and Outstanding                $1,500,000             $1,500,000
 Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                            1,450,000              1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                             34,207                 34,207
  Additional Paid-in Capital                                          8,443,416              8,443,416
  Accumulated Deficit                                               (11,726,774)           (11,708.289)
  Cumulative Foreign Currency Translation Adjustment                   (123,195)              (123,195)
                                                                   ------------           ------------
Total Stockholders' Equity
                                                                      $(422,346)             $(403,861)
                                                                   ------------           ------------

Total Liabilities and Stockholders' Equity                              $75,405                $74,415
                                                                   ------------           ------------


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                         For the Thirteen Weeks       For the Thirty-Nine Weeks
                                                                        July 1,         June 28,      December 27,    December 30,
                                                                        2000 to          1999 to        1999 to          1998 to
                                                                   --------------- --------------- --------------- ----------------
                                                                       September        September       September       September
                                                                   --------------- --------------- --------------- ----------------
                                                                     24, 2000          26, 1999        24, 2000         26, 1999
                                                                   --------------- --------------- --------------- ----------------

Revenues                                                                     $-0-            $-0-            $-0-            $-0-
  Cost of Revenues:
  Cost of Revenues                                                             --              --              --              --
  Restaurant Expense                                                           --              --              --              --
                                                                   --------------- --------------- --------------- ----------------
Total Cost of Revenues                                                         --              --              --              --

                                                                   --------------- --------------- --------------- ----------------
      Gross Profit
                                                                               --              --              --              --
General and Administrative Expenses
                                                                            9,697          53,274          18,486         189,262

Equity Portion of Celebrated Group Loss                                         0       1,500,000               0       2,431,548

                                                                   --------------- --------------- --------------- ---------------
  Operating Income (Loss)                                                  (9,697)     (1,553,274)        (18,486)     (2,620,810)

Other Income (Expense):
  Interest Income                                                               0               1               1              22
  Interest Expense - Related Party                                              0               0               0          (2,769)

                                                                   --------------- --------------- --------------- ---------------
Net Loss                                                                   (9,697)     (1,553,273)        (18,485)     (2,623,557)
                                                                   --------------- --------------- --------------- ---------------


Net Income (Loss) Per Share [Note E]                                       $ (.00)        $  (.45)        $  (.00)       $  (0.76)
                                                                   --------------- --------------- --------------- ---------------


Weighted Average Number of Shares Outstanding [Note E]                  3,420,782       3,420,782       3,420,782       3,420,782
                                                                   --------------- --------------- --------------- ---------------


                                                                   --------------- --------------- --------------- ----------------

                                                                                                           Cumulative
RED HOT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                  Series B
                                                                                                  Non-
                                                                                                  Convertible
                                             Common Stock [11E]              Additional           Preferred Stock
                                            Number of                        Paid-in              Number of
                                                    Stockholders'
                                              Shares            Amount       Capital               Shares             Amount


Balance - December 28, 1997                    3,420,782           $34,207        $8,443,416           725,000        $1,450,000

Notes Payable Converted to Convertible                --                --                --                --                --
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                      --                --                --                --                --
                                              ----------        ----------        ----------        ----------        ----------

Balance - December 27, 1998                    3,420,782           $34,207        $8,443,416           725,000         $1,450,000

Comprehensive Income                                  --                --                --                --                --
For the fifty-two weeks ended
  December 26, 1999                                   --                --                --                --                --
                                              ----------        ----------        ----------        ----------        ----------

Balance -  December  26, 1999                  3,420,782           $34,207        $8,443,416           725,000         $1,450,000
                                              ==========        ==========        ==========        ==========        ==========

Comprehensive Income                                  --                --                --                --                --
For the thirty-nine weeks ended
  September 26, 2000                                  --                --                --                --                --
                                              ----------        ----------        ----------        ----------        ----------

Balance -  December  26, 1999                  3,420,782           $34,207        $8,443,416           725,000         $1,450,000
                                              ==========        ==========        ==========        ==========        ==========






                                       Series A
                                       Convertible
                                       Preferred
                                       Stock                                                            Accumulated
                                       Number of                      Compre-                           Other          Total
                                                                      hensive Accumulated                             Comprehensive
                                       Shares         Amount           Income         [Deficit]         Income         Equity



Balance - December 28, 1997                     --              --                   $(5,571,262)       $(123,195)      $4,233,166

Notes Payable Converted to Convertible     100,000       1,500,000            --              --               --        1,500,000
  Preferred Stock  [9D]
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 27, 1998                --              --    (2,642,097)     (2,642,097)              --       (2,642,097)
                                      ------------    ------------   ============   ------------     ------------     ------------

Balance - December 27, 1998                100,000      $1,500,000            --     $(8,213,359)       $(123,195)      $3,091,069

Comprehensive Income                            --              --            --              --               --               --
For the fifty-two weeks ended
  December 26, 1999                             --              --    (3,494,930)     (3,494,930)              --       (3,494,930)
                                      ------------    ------------   ------------   ------------     ------------     ------------

Balance -  December  26, 1999              100,000      $1,500,000            --    $(11,708,289)       $(123,195)       $(403,861)
                                      ============    ============   ============   ============     ============     ============

Comprehensive Income                            --              --       (18,485)             --               --               --
For the thirty-nine weeks ended
  September 26, 2000                            --              --        18,485         (18,485)              --          (18,485)
                                      ------------    ------------   ------------   ------------     ------------     ------------

Balance -  December  26, 1999              100,000      $1,500,000            --    $(11,726,774)       $(123,195)       $(422,346)
                                      ============    ============   ============   ============     ============     ============


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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                            For the Thirty-Nine      For the Thirty-Nine
                                                                                Week Period          Week Period December
                                                                             December 27, 1999           27, 1998 to
                                                                             to September 24,         September 26, 1999
                                                                                    2000
Operating Activities:
Net Cash - Operating Activities                                                     $  (14,029)              $ (204,534)
                                                                            ---------------------    ----------------------

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Pre-opening Costs                                                --                       --
Development and License Agreement                                                           --                       --
Loan to Officer - Net                                                                       --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                             --                       --
                                                                            ---------------------    ----------------------

Financing Activities:
Preferred Shares                                                                            --                       --
Proceeds from Loan from Related Party                                                   15,400                  194,777
Repayment of Debt                                                                           --                       --
Proceeds from Sale of Common Stock                                                          --                       --
Deferred Opening Costs                                                                      --                       --

                                                                            ---------------------    ----------------------
Net Cash - Financing Activities                                                     $   15,400               $  194,777
                                                                            ---------------------    ----------------------

Effect of Exchange Rate Changes on Cash                                                     --                        -
                                                                            ---------------------    ----------------------

Net [Decrease]/Increase in Cash and Cash Equivalents                               $     1,371             $     (9,757)

Cash and Cash Equivalents - Beginning of Periods                                         2,093                   12,293

                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                         $     3,464             $      2,536
                                                                            ---------------------    ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --




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



[B]      Basis of Reporting

         The balance sheet as of September 24, 2000, the statements of operations for the thirty-nine period December 27, 1999 to September 24, 2000, and December 28, 1998 to September 26, 1999, the statement of operations for the thirteen week period July 1, 2000 to September 24, 2000 and June 28, 1999 to September 26, 1999, the statement of stockholders' equity for the period December 27, 1999 to September 24, 2000, and the statements of cash flows for the period December 27, 1999 to September 24, 2000 and for the period December 28, 1998 to September 26, 1999 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 24, 2000, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 26, 1999.

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

         Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. Legal expense incurred with this firm for the fifty-two weeks ended December 26, 1999 was $22,000. At December 26, 1999 there was a $93,788 balance due and owing by the Company to this firm.

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

Results of Operations -

The Company realized a net loss of $18,485 for the thirty-nine weeks ending September 24, 2000 which compares to a net loss of $2,623,557 for the same period in 1999. This is a decrease of $2,605,072. The major reasons for the change is the company no longer has any operating businesses. Included in the net loss for the thirty-nine weeks of 1999 is the net loss of Celebrated in the amount of $2,431,548.



Liquidity and Capital Resources

The Company's negative working capital as of September 24, 2000 was $157,661 as compared to a negative working capital of $154,957 at December 26, 1999. Total current assets were at $3,464 and $2,093 as of September 24, 2000 and December 26, 1999, respectively. Current liabilities were $161,125 and $157,050 as of September 24, 2000 and December 26, 1999, respectively.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                              December 26,         December 28,
                                                  1999                 1998
                                                   To                   To
                                            September 26, 2000   September 26, 1999
                                            ------------------ ----------------------

 Net cash (used) in operating activities        $(14,029)           $(204,534)
 Cash (used) in investing                           --                  --
 Cash provided by financing                      $15,400             $194,777

During the thirty-nine weeks period ended September 24, 2000, the Company used approximately $14,029 for operating activities. The Company had a net loss of $18,485. The Company's accounts payable were increased by approximately $4,000.

Cash generated by financing activities for the period was $15,400, which include the proceeds from a loan from related parties of $15,400.

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

                                    RED HOT CONCEPTS, INC.


Date: December 6, 2000              By:  /s/ Colin Halpern
                                            Colin Halpern, President