Form 10KSB
period 2000-12-31
RED HOT CONCEPTS INC
filed 2001-05-08
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

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
             Yes  X    No
                 ---      ---

                  State issuer's revenues for its most recent fiscal year.
                                      $0.00

             As of April 1, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $171,036.


             As of April 1, 2000, there were 3,420,725 shares outstanding of the Registrant's Common Stock.

                                TABLE OF CONTENTS


ITEM                                                                    PAGE
                                     PART I

1.       Business.......................................................   4
2.       Properties.....................................................   5
3.       Legal Proceedings..............................................   5
4.       Submission of Matters to a Vote of
         Security Holders...............................................   5


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters........................................................   7
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations..................................................   8
7.       Financial Statements...........................................  11
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.....................................................  11


                                    PART III

9.       Directors and Executive Officers
         of the Registrant..............................................  12
10.      Executive Compensation.........................................  13
11.      Security Ownership of Certain Beneficial
         Owners and Management..........................................  14
12.      Certain Relationships and Related
         Transactions...................................................  15
13.      Exhibits and Reports on Form 8-K...............................  17
         Signatures.....................................................  19

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

 During the year ended December 31, 2000 Celebrated was liquidated. Accordingly, the company currently has no business operations.

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

The liquidation of Celebrated was completed during the year 2000.

Celebrated did not pay a dividend in 2000.


Item 2.   Properties

The Company subleases its US office from a related party on a month-to-month lease. The total for this facility is $768.00 per month. The company did not pay rent to related party in the year 2000.


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

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 31, 2000.

Item 4A.  Executive Officer of the Registrant

The executive officers of the Company are as follows:


             Name                Age      Position

             Colin Halpern        64      President and Chief Financial Officer


Colin Halpern has served as President and Director of the Company since June 1994. He served as a member of the Board of Directors of the Celebrated Group Plc until August 1999. He also serves as President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are public companies. He has held these positions since July 1994 and August 1983, respectively. Mr. Halpern also serves as the Chairman of the Board of International Franchise Systems Inc., a company which operated certain restaurants in the United Kingdom. From 1985 to the present, Mr. Halpern has also served as the Chairman of Universal Service Corp. Mr. Halpern was formerly the President and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

         The high and low sale prices of the Common Stock and Units as reported by NASDAQ were as follows:

                                                     2001*
                                                     -----
                                    Common                          Units
                              High           Low              High         Low

         First Quarter        $0.060        $0.040            Unit Not Traded



                                                     2000*
                                                     -----
                                    Common                          Units
                              High           Low              High         Low

         First Quarter         $0.3438      $0.1875           Unit Not Traded
         Second Quarter         0.3438       0.1875           Unit Not Traded
         Third Quarter          0.1875       0.1250           Unit Not Traded
         Fourth Quarter          0.070        0.040           Unit Not Traded


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


Number of Stockholders
As of April 1, 2001, there were 88 record holders of the Company's Common Stock and 60 record holders of the Class B Warrants. The Company believes there are approximately 1500 beneficial owners of the Company's Common Stock.


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

On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the Administrators decided to liquidate all the remaining of assets of Celebrated. During 2000 the liquidated of Celebrated was completed. With the liquidation of Celebrated, the Company has no business operations. Management is actively seeking a new active business venture. The venture will require funds which the company will seek from outside sources. No commitment for these funds are currently available.

The Company's common stock is owned 36% by Woodland Limited Partnership and 64% by the public. Woodland Limited Partnership owns 100% of both Class A and Class B Convertible Preferred Stock. Upon conversion of the Class A and B Convertible Preferred Stock, Woodland would own 56.94% of the common shares.


Results of Operations

The Company realized a net loss of $24,139 for the fifty-two week period ended December 31, 2000. This was attributable to continuing general and administrative expenses of the company of approximately $24,000. The company's net loss for the fifty-two week period ended December 26, 1999 was approximately $3.5 million. This was attributable to a $3.3 million loss on the write off of its investment in Celebrated and continuing general and administrative expenses of $.2 million.

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

The Company anticipates its cash requirements to be approximately $40,000.
In the short-term, the Company will rely on short-term advances from a related party to finance the requirements. The Company is investigating alternative sources of capital to finance any new ventures whether it is bank financing or another equity transaction.

The Company

The Company's negative working capital as of December 31, 2000 was approximately $162,000 as compared to negative working capital of $155,000 on December 26, 1999. Total current assets were $453 on December 31, 2000. Current liabilities increased by approximately $6,000 in 2000 to $163,000 from $157,000 in 1999.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                         December 27, 1999   December 28, 1998
                                                  to                  to
                                         December 31, 2000   December 26, 1999
                                            In Thousands         In Thousands
Net cash (used) in operating activities       $ ( 17)             $ (  238)
Cash (used) in investing activities             (  0)               (    0)
Cash provided by financing activities             15                   228


During the fiscal year ended December 31, 2000, the company used approximately $17,000 for operating activities and for the year ended December 26, 1999, the Company used approximately $238,000 for operating activities.

Cash provided by financing activities for the year was approximately $15,000 of which all funds were advanced from related parties.

The Company has a month to month lease for its U.S. corporate office, which it is currently not paying.

In Australia, Brinker has assumed obligation for the existing leases and Company commitments on new restaurants sites. The Company no longer has any obligations in Australia.

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

Colin Halpern, age 64, has served as Chairman of the Board since June 1994, and served as President of the Company from June 1994 until August 1996 and again from May 1997 to present. He serves as Chairman of the Board of International Franchise Systems, Inc., a position he has held since December 1993. Mr. Halpern also serves as President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are/were public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern also served as a member of the Board of Directors of the Celebrated Group Plc from December 1997 to August 1999. Mr. Halpern also served as President, Secretary, Treasurer and Director of Crescent Capital from December 1993 to October 1998. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

                                                                                    Long-Term Compensation
                                Annual Compensation                     Awards
                          ----------------------------------   --------------------------
                                                                  Other        Restricted       Securities
Name and                                Salary                    Annual          Stock         Underlying       All Other
Principal                           Compensation      Bonus    Compensation     Award (s)         Options      Compensation
Position                   Year          ($)         ($)(1)      ($)(2)           ($)               (#)              ($)

Colin Halpern              2000              0           0            0            0                  0               0
President(3)               1999(3)      66,000           0       27,238            0                  0               0
                           1998(3)      72,000           0       27,238            0                  0               0

H. Michael Bush            2000              0           0            0            0                  0               0
Chief Financial Officer    1999          9,800           0            0            0                  0               0
Secretary                  1998         37,333           0            0            0                  0               0

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

(3) Colin Halpern has served as President since May 1997.


The following tables set forth, as to the executive officers, certain information relating to options for the purchase of Common Stock granted and exercised during fiscal year 2000 and held at the end of fiscal year 2000.

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


Director Compensation

Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors should receive an annual fee of $5,000 and a fee of $1,000 for each board, committee, and shareholder meeting attended. During fiscal year 1998, non-employee directors participated in the 1996 Non-Employee Directors Stock Option Plan (See Note 16A of Notes to Financial Statements), which plan was adopted by the shareholders at the 1997 annual meeting of shareholders. During fiscal year 1998, Mr. Melvin Lazar was granted options to acquire 6,664 shares of common stock (reflecting the November 28, 1997 three-for-one reverse stock split) at an exercise price of $8.25, $3.9375, $1.50 and $4.03 (1,666 shares at each price) under the plan. These options have expired. In addition, Mr. Franklin Abelman was granted options to acquire 3,332 shares of common stock at an exercise price of $8.25 and $3.9375 (1,666 shares at each price) under the plan. These options have also expired.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of April 1, 2001 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On April 1, 2000, there were 3,420,725 shares of the Company's Common Stock and options outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                  Amount and Nature of                          Percentage of
  Beneficial Owner                     Beneficial Ownership                             Class
Woodland Limited Partnership(1)             1,245,833                                   36%
1301 K Street, NW, Suite 1100
Washington, DC  20005

Colin Halpern                                  23,332(2)                                   *

Aaron L. Lebedow                               20,000                                      *

All directors and officers
as a group (2 persons)                         43,332(2)                                   *

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

(2) Represents options to purchase shares of Common Stock exercisable within 60 days of April 1, 2001.


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

At December 31, 2000, dividends in arrears on the Series A convertible preferred stock are $240,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $406,000 or $0.40 per share.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"].

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 31, 2000 and December 26, 1999, the total amount due to the Company was $41,149 and $41,149 respectively.

Mr. Halpern's son is an attorney with a law firm that had provided legal services to the Company. There were no legal expenses incurred with this firm for the fifty-two weeks ended December 31, 2000. At December 31, 2000 there was a balance of $93,778 due and owing by the Company to this firm.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS until October 1998. Mr. H. Michael Bush the then Chief Financial Officer of the company was also Chief Financial Officer and the Chief Executive Officer of the Celebrated Group, Plc.

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


                                              RED HOT CONCEPTS, INC.



                                              By:/s/ Colin Halpern
                                                 ------------------------
                                                   Colin Halpern, President

                                              Date:  May  4, 2001
                                                   --------------


          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Colin Halpern          President and Director              May 4, 2001
----------------
Colin Halpern             (Chief Executive Officer)

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Independent Auditor's Report.........................................        F-1

Consolidated Balance Sheets as of December 31, 2000
and December 26, 1999................................................  F-2...F-3

Consolidated Statements of Operations for the fifty-two weeks ended
December 31, 2000 and December 26, 1999..............................        F-4

Consolidated Statements of Stockholders' Equity for the period
December 31, 2000 to December 26, 1999...............................        F-5

Consolidated Statements of Cash Flows for the fifty-two weeks ended
December 31, 2000 and December 26, 1999..............................  F-6...F-7

Notes to Consolidated Financial Statements...........................  F-8..F-21





                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


                  We have audited the accompanying consolidated balance sheets of Red Hot Concepts, Inc. and its subsidiaries as of December 31, 2000 and December 26, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the two fifty-two week periods ended December 31, 2000 and December 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 31, 2000 and December 26, 1999, and the consolidated results of their operations and their cash flows for the two fifty-two week periods ended December 31, 2000 and December 26, 1999, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have utilized $17,040 and $237,926 in cash for operations; have working capital deficits of $160,532 and $154,957, as of December 31, 2000 and December 26, 1999, respectively; and that the company's major asset, its investment in Celebrated Group has been written off due to its liquidation, raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                            WAYNE P. HICKEY, P. C.
                                            Certified Public Accountant.

Bohemia, New York
May 4, 2001

RED HOT CONCEPTS, INC. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND DECEMBER 26, 1999



                                           December 31,       December 26,
Assets:                                       2000               1999
                                            --------           --------
Current Assets:
   Cash                                     $    453           $  2,093
Restricted
Cash                                               0                  0
   Due from Celebrated Group                       0                  0
   Prepaid Expenses                                0                  0
   Accrued Interest Receivable                     0                  0
                                            --------           --------

   Total Current Assets                     $    453           $  2,093
                                            --------           --------


Property and Equipment:
   Furniture and Fixtures                   $ 10,861           $ 10,861
   Less:  Accumulated Depreciation            (9,212)            (7,688)
                                            --------           --------

   Property and Equipment - Net             $  1,649           $  3,173
                                            --------           --------

Other Assets:
   Officer Loan Receivable                  $ 41,149           $ 41,149
   Investment in Celebrated Group                  0                  0
   Loan Receivable - Other                    28,000             28,000
                                            --------           --------

   Total Other Assets                       $ 69,149           $ 69,149
                                            --------           --------

   Total Assets                             $ 71,251           $ 74,415
                                            ========           ========


The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND DECEMBER 26, 1999



                                                                          December 31,          December 26,
                                                                              2000                   1999
                                                                         ------------           ------------
Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                                 $    162,625           $    157,050
                                                                         ------------           ------------

Long-Term Liabilities:
   Accrued Interest Payable - Related Party                                         0                      0
   Due to Related Party                                                  $    336,626           $    321,226
                                                                         ------------           ------------


   Total Long-Term Liabilities                                           $    336,626           $    321,226
                                                                         ------------           ------------

Commitments and Contingencies [16]                                                  0                      0
                                                                         ------------           ------------

Stockholders' Equity:
   Series A Convertible 8% Preferred Stock, $1.00 Par Value
     100,000 Shares Authorized, Issued and Outstanding                   $  1,500,000           $  1,500,000

   Series B Non-Convertible 8% Preferred Stock, $2.00 Par Value
     725,000 Shares Authorized, Issued and Outstanding                      1,450,000              1,450,000

   Common Stock, 12,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                                   34,207                 34,207

   Additional Paid-in Capital                                               8,443,416              8,443,416

   Accumulated Deficit                                                    (11,732,428)           (11,708,289)

   Accumulated Other Comprehensive Income                                    (123,195)              (123,195)
                                                                         ------------           ------------

   Total Stockholders' Equity                                            $   (428,000)          $   (403,861)
                                                                         ------------           ------------

   Total Liabilities and Stockholders' Equity                            $     71,251           $     74,415
                                                                         ============           ============




The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Fifty-Two Weeks Ended
                                                          December 31,          December 26,
                                                          -----------           -----------
                                                               2000                  1999
                                                          -----------           -----------
Revenues                                                  $         0           $         0
                                                          -----------           -----------

Cost of Revenues:
   Cost of Revenues                                                 0                     0
   Restaurant Expense                                               0                     0
                                                          -----------           -----------

   Total Cost of Revenues                                           0                     0
                                                          -----------           -----------

   Gross Margin                                                     0                     0

General and Administrative Expenses                            22,615               215,829

Depreciation and Amortization                                   1,524                 1,524
                                                          -----------           -----------

   Operating Loss                                             (24,139)             (217,353)
                                                          -----------           -----------

Net (Loss) of Unconsolidated Investee                               0            (3,283,496)
                                                          -----------           -----------

Other Income [Expense]:
   Interest Income                                                  0                    14
   Interest Expense - Related Party                                 0                     0
   Gain [Loss] on Disposal of Subsidiary                            0                 5,905
                                                          -----------           -----------

   Other Income [Expense] - Net                                     0                 5,919
                                                          -----------           -----------

   Income [Loss] Before Income Tax Expense                    (24,139)           (3,494,930)

Federal and State Income Tax Expense                                0                     0
                                                          -----------           -----------

   Net Income [Loss]                                          (24,139)           (3,494,930)

Preferred Stock Dividends                                    (236,000)             (236,000)
                                                          -----------           -----------

   Net Income [Loss] Available to Stockholders            $  (260,139)          $(3,730,930)
                                                          ===========           ===========

Net Income [Loss] Per Common Share:
   Basic                                                  $      (.08)          $     (1.09)
                                                          ===========           ===========

   Weighted Average Number of Shares Outstanding            3,420,725             3,420,725
                                                          ===========           ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                           Series B
                                                                                        Non-Convertible
                                     Common Stock [11E]               Additional        Preferred Stock
                                          Number of                    Paid-in            Number of
                                           Shares         Amount       Capital         Shares    Amount


Balance - December 27, 1998              3,420,782     $   34,207     $8,443,416        725,000     $1,450,000
                                        ==========     ==========     ==========     ==========     ==========
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999              --             --             --             --             --
Comprehensive Income                          --             --             --             --             --
                                        ----------     ----------     ----------     ----------     ----------
Balance - December 26, 1999              3,420,725     $   34,207     $8,443,416        725,000     $1,450,000
                                        ==========     ==========     ==========     ==========     ==========
Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000              --             --             --             --             --
Comprehensive Income                          --             --             --             --             --
                                        ----------     ----------     ----------     ----------     ----------

Balance - December 31, 2000              3,420,725     $   34,207     $8,443,416        725,000     $1,450,000
                                        ==========     ==========     ==========     ==========     ==========








                                                Series A                                             Accumulated
                                               Convertible            Compre-                           Other           Total
                                             Preferred Stock          hensive       Accumulated    Comprehensive     Stockholders'
                                                Number of              Income        [Deficit]          Income         Equity
                                          Shares        Amount

Balance - December 27, 1998                100,000   $  1,500,000                   $ (8,213,359)   $   (123,195)   $  3,091,069
                                      ============   ============                   ============    ============    ============

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999              --             --       (3,494,930)     (3,494,930)           --        (3,494,930)
Comprehensive Income                          --             --       (3,494,930)           --              --              --
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance - December 26, 1999                100,000   $  1,500,000                   $(11,708,289)   $   (123,195)   $   (403,861)
                                      ============   ============                   ============    ============    ============

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000              --             --          (24,139)        (24,139)           --           (24,139)
Comprehensive Income                          --             --          (24,139)           --              --              --
                                                                                                    ------------    ------------
Balance - December 31, 2000                725,000   $  1,450,000                   $(11,732,428)   $   (123,195)   $   (428,000)
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


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Fifty-Two Weeks Ended
                                                                              December 31,          December 26,
                                                                              -----------           -----------
                                                                                  2000                  1999
                                                                              -----------           -----------

Operating Activities:
   Net Income [Loss]                                                          $   (24,139)          $(3,494,930)
                                                                              -----------           -----------
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash [Used for] Provided by
     Operating Activities:
     Depreciation and Amortization                                                  1,524                 1,524
     Net Loss of Unconsolidated Investee                                                0             3,257,096
     Gain on Sale of Assets of CTG and Rights in Chili's Restaurants                    0                     0
     Gain on Merger of UK Subsidiary into Celebrated                                    0                     0

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                              0                56,400
       Inventories                                                                      0                     0
       Prepaid Expenses and Other Current Assets                                        0                     0

     Increase [Decrease] in:
       Accounts Payable                                                             5,575               (58,016)
       Accrued Expenses                                                                 0                     0
       Other Payables and Accrued Interest                                              0                     0
                                                                              -----------           -----------

     Total Adjustments                                                        $     7,099           $ 3,257,004
                                                                              -----------           -----------

   Net Cash - Operating Activities                                            $   (17,040)          $  (237,926)
                                                                              -----------           -----------

Investing Activities:
   Purchase of Furniture and Fixtures                                                   0                     0
                                                                              -----------           -----------

   Net Cash - Investing Activities                                            $         0           $         0
                                                                              -----------           -----------

Financing Activities:
   Advances from Related Parties                                                   15,400               265,726
   Payments to Related Parties                                                          0               (38,000)
                                                                              -----------           -----------

   Net Cash - Financing Activities                                            $    15,400           $   227,726
                                                                              -----------           -----------

Effect of Exchange Rate Changes on Cash                                       $         0           $         0
                                                                              -----------           -----------

   Net [Decrease] in Cash - Forward                                           $    15,400           $   (10,200)





The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Fifty-Two Weeks Ended
                                                                                         December 31,       December 26,
                                                                                         ------------       ------------
                                                                                             2000               1999
                                                                                             ----               ----


   Net [Decrease] in Cash - Forwarded                                                 $        (1,640)    $       (10,200)

Cash - Beginning of Periods                                                                     2,093              12,293
                                                                                      ---------------     ---------------

   Cash - End of Periods                                                              $           453     $         2,093
                                                                                      ===============     ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                         $             0     $             0
     Income Taxes                                                                     $             0     $             0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Conversion of Related Party Debt to Preferred Stock                                $             0     $             0

   Cancellation of Warrants                                                           $             0     $             0


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

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements were amortized over the lesser of the useful life of the improvements or the lease term, which averaged 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 31, 2000 and December 26, 1999 was $1,524 and $1,524, respectively.

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

Earnings [Loss] Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 2000 and December 26,1999, have been calculated in accordance with SFAS No. 128.

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

Foreign Currency Translation - For the periods ended December 31, 2000 and December 26, 1999, the investment in Celebrated Group has been translated into US dollars, from British Pound Sterling using year end exchange rates in effect at that date.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. As of December 31, 2000, management has written down these assets to their fair value.

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

Since the Company's operations commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $24,139 and $217,353 for the fifty-two week periods ended December 31, 2000 and December 26, 1999, respectively. In addition the losses incurred on the write down of the company's investment in the Celebrated Group plc to no value and Celebrated's liquidation, significantly impairs its ability to continue in business. The company had a working capital deficit of $162,172 and an accumulated deficit of $11,732,428 at December 31, 2000. The company has been funded through December 31, 2000 through loans from related parties and affiliated entities.

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4



[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 31, 2000 the company no longer had funds on deposit in Australia. The restricted cash has been used to satisfy outstanding obligations

[B] Operations in Foreign Countries - With the completion of the liquidation of Celebrated Group, Plc. the Company no longer has any operations in foreign countries.

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

[5] Leases
Red Hot subleases its U.S. office from a related party for approximately $800 a month. No rent expense has been charged to operations in 2000.

Rent expense for the fifty-two week periods ended December 31, 2000 and December 26, 1999 was $0 and $9,096, respectively.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[7] Related Party Transactions [Continued]

At December 31, 2000 dividends in arrears on the Series A convertible preferred stock amounted to $140,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $406,000 or $0.40 per share.

At December 31, 2000, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon Conversion of the Series A and B Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. No management fees have been charged to the company for the years ended December 31, 2000 and December 26, 1999.

The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 31, 2000 and December 26, 1999 the total amount due to the Company from Mr. Halpern is $41,149 and $41,149, respectively.

Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. There were no legal expenses incurred with this firm for the fifty-two weeks ended December 31, 2000. At December 31, 2000 there was a $93,778 balance due and owing by the Company to this firm.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salaries of $0 for 2000 and $9,800 for 1999.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7



[8] Provision for Income Taxes [Continued]
Red Hot filed a consolidated United States federal income tax return with one of its related companies, Red Hot Pacific through December 26, 1999. Red Hot Pacific was disposed of on December 26, 1999. There is no income tax provision as Red Hot, incurred a net loss for 2000. Therefore, no loss carryforward was used during 2000. At December 31, 2000, Red Hot had a deferred tax asset attributable to its United States net operating loss carryforwards of approximately $1,350,000, which was offset by a valuation allowance of approximately $1,350,000. The change in the valuation allowance during the fiscal year ended December 31, 2000 was approximately $4,000.

The following summarizes the operating tax loss carryforwards by year of expiration.
                                                    Expiration Date of
    Amount in Consolidation                       Tax Loss Carryforward
    -----------------------                       ---------------------
       $      49,379                              December 31, 2009
       $     437,510                              December 31, 2010
       $   1,408,452                              December 31, 2011
       $   1,384,173                              December 31, 2012
       $     510,926                              December 31, 2013
       $     211,434                              December 31, 2014
       $      24,139                              December 31, 2015


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

At December 31, 2000 dividends in arrears on the Series A convertible preferred stock amounted to $240,000. The dividends on Series B non-convertible preferred stock amounted to $406,000 or $.40 per share.

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

Information pertaining to stock options as of December 31, 2000 and December 26, 1999 for the Company and for the years then ended is as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                       Weighted        Exercisable     Remaining
                                                         Common         Average           Stock       Contractual
                                                         Shares     Exercise Price       Options         Life

   Options Outstanding -December 27, 1998                  65,000           4.53
   --------------------------------------              ===========    =========

Options Granted - Directors Plan                                0              0              --             8.5 years
Options Granted - Stock Plan                                    0              0              --                --
Options Granted - Non-Qualified                                 0              0              --                --
Options Exercised                                               0              0              --                --
Options Canceled                                                0              0              --                --
                                                       -----------

   Options Outstanding -December 26, 1999                  65,000           4.53
   --------------------------------------              ===========    =========

Options Granted - Directors Plan                                0              0              --             7.5 years
Options Granted - Stock Plan                                    0              0              --                --
Options Granted - Non-Qualified                                 0              0              --                --
Options Exercised                                               0              0              --                --
Options Canceled                                                0              0              --                --
                                                       -----------

   Options Outstanding -December 31, 2000                  65,000           4.53
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

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                  Years ended
                                                 December 31,
                                        2000                    1 9 9 9
                                        ----                    -------
Net Income [Loss]:
   As Reported                     $      (24,139)          $    (3,494,930)
                                   ===============          ================

   Pro Forma                       $      (24,139)          $    (3,572,452)
                                   ===============          ================

Net Income [Loss] Per Share:
   As Reported                     $           (.08)        $          (1.09)
                                   =================        =================

   Pro Forma                       $           (.08)        $          (1.11)
                                   =================        =================


At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan for the fifty-two week period ended December 31, 2000 were $.35, $.91 and $.93, respectively.

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


[B] Common Stock Purchase Warrants - As of December 27, 1998, there were 1,012,347 Class B warrants outstanding, which were issued in August 1995 as part of a public offering. Holders of 1,012,347 Class A warrants, also issued as part of the public offering, were entitled to purchase one share of common stock at $18.00 per share until December 31, 1997. The Class A warrants expired without exercise. Holders of each Class B warrant are entitled to purchase one share of common stock at $36.00 per share until November 30, 2000 [See Note 9]. No warrants were exercised during the fifty-two week period ended December 31, 2000 or December 26, 1999.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12


[11] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 31, 2000:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated

Revenues                         $             0  $            0  $             0  $            0   $             0
Gross Margin [Loss]              $             0  $            0  $             0  $            0   $             0
Net Income [Loss]                $       (24,139) $            0  $             0  $            0   $       (24,139)
Assets                           $        71,251  $            0  $             0  $            0   $        71,251
Liabilities                      $       499,251  $            0  $             0  $            0   $       499,251
Company's Investment in
   Foreign Subsidiaries          $             0  $            0  $             0  $            0   $             0



For the fifty-two weeks ended December 26, 1999:

                                      United           United
                                      States           Kingdom        Australia     Eliminations      Consolidated

Revenues                         $             0  $            0  $             0  $            0   $             0
Gross Margin [Loss]              $             0  $            0  $             0  $            0   $             0
Net Income [Loss]                $      (211,434) $   (3,283,496) $             0  $            0   $    (3,494,930)
Assets                           $        74,415  $            0  $             0  $            0   $        74,415
Liabilities                      $       478,276  $            0  $             0  $            0   $       478,276
Company's Investment in
   Foreign Subsidiaries          $             0  $            0  $             0  $            0   $             0



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

[C] Letter of Credit - At December 28, 1997, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which is restricted on the balance sheet. At December 27, 1998 this amount has been reduced to $30,000. At December 26, 1999 this amount had been reduced to 0.

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

On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the administrators decided to liquidate all the remaining assets of Celebrated. The liquidation of Celebrated was completed in 2000. The company currently has no operations.


[16] Subsequent Events


[A] Additional Related Party Advances - The company has not received any cash advances in 2001, from related parties.





                              . . . . . . . . . . .