Form 10QSB
period 2001-03-25
RED HOT CONCEPTS INC
filed 2001-05-31
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended March 25, 2001      Commission File Number 33-86166
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


As of May 1, 2001, 3,420,725 shares of common stock par value, $.01 per share were outstanding.

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       For the Period Ended March 25, 2001

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of March 25, 2001 [Unaudited]
  and December 31, 2000                                                      3-4

  Condensed Consolidated Statements of Operation for the thirteen week periods January 1, 2001 to March 25, 2001 and December 27, 1999 to
  March 26, 2000 [Unaudited]                                                   5

  Condensed Consolidated Statement of Stockholders' Equity for the
  thirteen week period January 1, 2000 to March 25, 2001                       6

  Condensed Consolidated Statements of Cash Flows for the thirteen week periods January 1, 2000 to March 25, 2001 and December 27, 1999 to
  March 26, 2000 [Unaudited]                                                   7

  Notes to Condensed Consolidated Financial Statements                      8-10

  Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            11-12

Part II:   OTHER INFORMATION                                                  13

SIGNATURES                                                                    14

                           o o o o o o o o o o

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH  25, 2001 [UNAUDITED]
--------------------------------------------------------------------------------


                                 March 25, 2001    December 31,
                                 --------------    ------------
                                                      2000
                                                      ----
                                                    [Audited]
                                                    ---------
Assets:
Cash and Cash Equivalents             $   428        $   453
Restricted Cash                             0              0
Due From Celebrated Group                   0              0
Prepaid Expenses                            0              0
Accrued Interest Receivable                 0              0
                                      ----------------------

Total Current Assets                      428            453
                                      ======================

Furniture and Equipment - Net           1,268          1,649
                                      ======================

Other Assets:
Officer Loan Receivable                41,149         41,149
Investment in Celebrated Group              0              0
Loan Receivable - Other                28,000         28,000
                                      ----------------------
Total Other Assets                     69,149         69,149
                                      ======================

Total Assets                          $70,845        $71,251
                                      ======================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 25, 2001 [UNAUDITED]
--------------------------------------------------------------------------------

                                                   March 25, 2001        December 31,
                                                   --------------        ------------
                                                                             2000
                                                                             ----
                                                                          [Audited]
                                                                          ---------
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses             $    164,425         $    162,625
                                                    =================================

  Long Term Liabilities:
  Due to Related Party                                   336,626              336,626
                                                    =================================

  Total Liabilities                                 $    501,051         $    499,251

Commitments and Contingencies                                 --                   --

Stockholders' Equity:
  Series A Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized,
     100,000 Issued and Outstanding                    1,500,000            1,500,000
  Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding             1,450,000            1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding              34,207               34,207

  Additional Paid-in Capital                           8,443,416            8,443,416

  Accumulated Deficit                                (11,734,634)         (11,732,428)

  Accumulated Other Comprehensive Income                (123,195)            (123,195)
                                                    ---------------------------------
Total Stockholders' Equity
                                                        (430,206)            (428,000)
                                                    =================================

  Total Liabilities and Stockholders' Equity        $     70,845         $     71,251
                                                    =================================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                  For the Thirteen Week Period
                                                  ----------------------------
                                               January 1,           December 27,
                                                 2000 to              1999 to
                                             March 25, 2001       March 26, 2000
                                             --------------       --------------

Revenues                                              $-0-                $-0-

Cost of Revenues
  Cost of Revenues                                      --                  --
  Restaurant Expenses                                   --                  --
                                               -------------------------------

Total Cost of Revenues                                  --                  --
                                               -------------------------------

 Gross Margin                                           --                  --
                                               -------------------------------

General and Administrative Expenses            $     1,825         $     3,150

Depreciation and Amortization                          381                 381
Equity Portion of Celebrated Group Loss                 --                  --

                                               -------------------------------
Operating Income (Loss)                        $    (2,206)        $    (3,531)

Other Income (Expense):
   Interest Income                                      --                  --
   Interest Expense - Related Party                     --                  --
                                               ===============================
Net Loss                                            (2,206)             (3,531)
                                               ===============================

Net (Loss) Per Share                           ($     0.00)        $     (0.00)
                                               -------------------------------

Weighted Average Shares Outstanding              3,420,725           3,420,725
                                               -------------------------------

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------

                                                                               Series B                 Series A
                                                                            Non-Convertible            Convertible
                                       Common Stock [11E]    Additional     Preferred Stock          Preferred Stock
                                             Number of        Paid-in         Number of                  Number of
                                         Shares    Amount     Capital     Shares       Amount       Shares       Amount
                                         ------    ------     -------     ------       ------       ------       ------

Balance - December 26, 1999            3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000              --       --           --         --            --          --            --
Comprehensive Income                          --       --           --         --            --          --            --
                                       ---------  -------   ----------   --------    ----------     -------    ----------

Balance - December 26, 1999            3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000
                                       =========  =======   ==========   ========    ==========     =======    ==========

Comprehensive income;
  Net [Loss] for the thirteen week
 Period ended March 25, 2001                  --       --           --         --            --          --            --
                                       ---------  -------   ----------   --------    ----------     -------    ----------

    TOTAL                              3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000     1,500,000
                                       =========  =======   ==========   ========    ==========     =======    ==========

                                       Accumulated
                                         Compre-          Other          Total
                                         hensive       Accumulated   Comprehensive     Stockholders'
                                          Income        [Deficit]        Income           Equity
                                          ------        ---------        ------           ------

Balance - December 26, 1999                   --      $(11,708,289)    $(123,195)      $(403,861)

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000         (24,139)          (24,139)           --         (24,139)
Comprehensive Income                     (24,139)               --            --              --
                                        --------       -----------     ---------       ---------

Balance - December 26, 1999             $     --        11,732,428     $(123,195)      $(428,000)
                                        ========       ===========     =========       =========

Comprehensive income;
  Net [Loss] for the thirteen week
 Period ended March 25, 2001              (2,206)           (2,206)           --          (2,206)
                                        --------       -----------     ---------       ---------

    TOTAL                                     --       (11,734,634)    $(123,195)      $(430,206)
                                        ========       ===========     =========       =========


Foreign Currency Translation:
-----------------------------
Prior to December 28, 1997, the functional currency for the Company's United Kingdom subsidiary and Australian subsidiary was the British pound sterling and Australian dollar, respectively. The translation from British pound sterling and Australian dollars into U.S. dollars was performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity. For the period December 31, 2000 the translation from British pound sterling into U.S. dollars for the investment in the Celebrated group was done using current exchange rates in effect at year end.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                  For the Thirteen      For the Thirteen
                                                                     Week Period            Week Period
                                                                  January 1, 2001 to   December 27, 1999 to
                                                                     March 25, 2001       March 26, 2000
                                                                     --------------       --------------
Operating Activities:
Net Cash - Operating Activities                                       $   (25)            $(4,650)
                                                                      ===========================

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                 --                  --
Store Development and Unit Preopening Costs                                --                  --
                                                                      ---------------------------

Net Cash - Investing Activities                                            --                  --
                                                                      ===========================

Financing Activities:
Proceeds from Loan from Related Party                                      --               5,500
Repayment of Debt                                                          --                  --

                                                                      ---------------------------
Net Cash - Financing Activities                                            --               5,500
                                                                      ===========================

Effect of Exchange Rate Changes on Cash                                    --                  --
                                                                      ===========================

Net [Decrease]/Increase in Cash and Cash Equivalents                      (25)                850

Cash and Cash Equivalents - Beginning of Periods                          453               2,093

                                                                      ---------------------------
Cash and Cash Equivalents - End of Periods                            $   428             $ 2,943
                                                                      ===========================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                     $    --             $    --
    Taxes Paid                                                             --                  --


The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------


[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. are set forth in the Company's Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of March 25, 2001, the statements of operations for the period January 1, 2001 to March 25, 2001, and for the period December 27, 1999 to March 26, 2000, the statement of stockholders' equity for the period January 1, 2001 to March 25, 2001, and the statements of cash flows for the period January 1, 2001 to March 25, 2001 and for the period December 27, 1999 to March 26, 2000 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial statements information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 25, 2001, and the results of its operations and cash flows for the thirteen weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 2000.

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



[C]      Due To Related Parties

         Woodland Limited Partnership ["Woodland"] is a partnership controlled by members of Mr. Colin Halpern's family. Mr. Halpern is the President and Chairman of the Board of the Company. As of December 31, 2000, there is $336,626 due to Woodland. As of December 26, 1999 there was $321,226 due to Woodland. As December 28, 1997 the balance due to Woodland for funds advanced to the Company was $1,011,317, which includes accrued interest payable of $230,065. This obligation was originally due in May 1998 and was extended by Woodland to January 1999. This loan was exchanged for convertible preferred stock discussed below on December 27, 1998.

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

         At December 26, 1999 dividends in arrears on the Series A convertible preferred stock were $240,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $406,000 or $.40 per share.

         At December 26, 1999, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon Conversion of the Series A Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

         Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. IFS charged a management fee to the Company for administration services of $45,000 for the year end of December 28, 1997. There were no amounts charged for services in the year end of December 26, 1999 and December 31, 2000. IFS and one of its wholly-owned subsidiaries subleased a facility to the Company in the United Kingdom. For the year ended December 28, 1997, the Company paid $133,449 for this facility. No amounts were charged to the company for the year ended December 26, 1999 or December 31, 2000.

         The Company has advanced funds to and paid various expenses on behalf of Mr. Halpern. At December 31, 2000 and December 26, 1999 the total amount due to the Company is $41,149 and $41,149, respectively.

         Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. No legal expenses were incurred with this firm for the fifty-two weeks ended December 31, 2000. At December 26, 19989 there was a $93,788 balance due and owing by the Company to this firm.

         The Chief Financial Officer of the Company is also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. No amount was allocated to IFS or Celebrated of his salary of $37,333 for 1998. The Chief Financial Officer left the employment of Celebrated Group, as well as this company in October 1999


[D]      Divestitures

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

         At December 31, 2000 dividends in arrears on the Series A convertible preferred stock were $240,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $406,000 or $.40 per share.


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




                               o o o o o o o o o o

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview -

Red Hot Concepts was incorporated in the state of Delaware on June 14, 1994. Red Hot Concepts is owned 36% by Woodland Partnership Ltd. and the remaining shares are publicly held. The Company was formed to establish and develop the Chili's Grill & Bar restaurant concept franchised by Brinker International Inc. ("Brinker") outside the United States.

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

In August 1999 Celebrated Group Plc obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as the Administrators of Celebrated and its subsidiaries. On March 27, 2000 the Joint Administrators, in compliance with insolvency rules gave notification that they intended to apply to the court to become Joint Liquidators and thereby liquidated the Celebrated Group and all its subsidiaries. The Company was liquidated during 2000.


Results of Operations -

The Company realized a net loss of $2206 for the thirteen weeks ending March 25, 2001 which compares to a net loss of $3,531 for the same period in 2000. The net loss for 2000 and 2001 was reduced significantly due to the fact the company has no operating businesses at this time.



Liquidity and Capital Resources

The Company's negative working capital as of March 25, 2001 was approximately $164,000 as compared to a negative working capital of approximately $162,000 as of December 31, 2000. Total current assets decreased by $25 from December 31, 2000 to $428. Current liabilities increased by $1,800 from December 31, 2000 to $164,425.



The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                           January 1,          December 27,
                                                              2001                 1999
                                                               To                   To
                                                         March 25, 2001       March 26, 2000
                                                        -------------------------------------
         Net cash (used) in operating activities              $(25)              $(4,650)
         Cash (used) in investing                               --                    --
         Cash provided by financing                             --                 5,500

During the thirteen week period ended March 25, 2001, the Company used $25 for operating activities. The Company had a net loss of $2206 for the thirteen week period ended March 25, 2001.

No cash was generated by financing activities for the thirteen week period.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and the conversion of loans and accrued interest from Woodland Limited Partnership into preferred stock. Since the liquidation of Celebrated Group the company has been actively seeking a new business to operate. This new business will require additional capital for investment which will have to be obtained through new financing or additional equity funding. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds, the Company will be out of business.



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

                                    RED HOT CONCEPTS, INC.


Date:  May 30, 2001                 By:   /s/ Colin Halpern
                                              Colin Halpern, President