Form 10QSB
period 2001-06-24
RED HOT CONCEPTS INC
filed 2001-08-13
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended June 24, 2001       Commission File Number 33-86166
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

                                           RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                                        FORM 10-QSB

                                                     QUARTERLY REPORT
                                            For the Period Ended June 24, 2001

                                                           INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of June 24, 2001 [Unaudited] and December 31, 2000                          3-4

  Condensed Consolidated Statements of Operations for the thirteen week period March 25, 2001 to
  June 24, 2001 [Unaudited] and March 26, 2000 to June 25, 2000 [Unaudited] for the twenty-six week period December 31, 2000  to June 24, 2001 [Unaudited] and December 26, 1999 to June 25,
  2000 [Unaudited]                                                                                                     5

  Condensed Consolidated Statement of Stockholders' Equity for the twenty-six week period
  December 31, 2000 to June 24, 2001.                                                                                  6

  Condensed Consolidated Statements of Cash Flows for the twenty-six week period
  December 31, 2000 to June 24, 2001 and December 26, 1999 to June 25, 2000
  [Unaudited]
                                                                                                                       7

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


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 24, 2001 [UNAUDITED]


                                                     June 24, 2001     December 31, 2000
                                                                           [Audited]
  Assets:
  Cash and Cash Equivalents                              $ 4,402               $ 453
  Restricted Cash                                              0                   0
  Due From Celebrated Group                                    0                   0
  Prepaid Expenses                                             0                   0
  Accrued Interest Receivable                                  0                   0
                                            -----------------------------------------

  Total Current Assets                                     4,402                 453
                                            =========================================

  Furniture and Equipment - Net                              887               1,649
                                            =========================================

  Other Assets:
  Officer Loan Receivable                                 41,149              41,149
  Investment in Celebrated Group                               0                   0
  Loan Receivable - Other                                 28,000              28,000
                                            -----------------------------------------
  Total Other Assets                                      69,149              69,149
                                            =========================================

  Total Assets                                          $ 74,438             $71,251
                                            =========================================


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 24, 2001 [UNAUDITED]

                                                                     June 24, 2001     December 31, 2000
                                                                                           [Audited]
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                                   $164,875           $ 162,625
  Accrued Interest Payable - Related Party                                       0                   0
                                                                  -------------------------------------
  Total Current Liabilities                                                164,875             162,625
                                                                  =====================================

  Long Term Liabilities:
  Due to Related Party                                                     340,626             336,626
                                                                  =====================================
  Total Liabilities                                                        505,501             499,251

Commitments and Contingencies                                                    0                   0

Stockholders' Equity:
  Series A Convertible 8% Preferred Stock, $1.00 Par Value,
     100,000 Shares Authorized, 100,000 Shares
     Issued and Outstanding                                              1,500,000           1,500,000
  Series B Non Convertible 8% Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                               1,450,000           1,450,000
  Common Stock, $.01 Par Value,
     12,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                                34,207              34,207
  Additional Paid-in Capital                                             8,443,416           8,443,416
  Accumulated Deficit                                                 (11,735,491)        (11,732,428)
  Accumulated Other Comprehensive Income                                 (123,195)           (123,195)
                                                                  -------------------------------------
Total Stockholders' Equity
                                                                         (431,063)           (428,000)
                                                                  =====================================

Total Liabilities and Stockholders' Equity                                 $74,438             $71,251
                                                                  =====================================


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]

                                                                   For the Thirteen Weeks             For the Twenty-Six Weeks
                                                                     March 25,       March 26,       December      December 27,
                                                                   2001 to June    2000 to June     31, 2000 to    1999 to June
                                                                   -------------   -------------    ------------   ------------
                                                                      24, 2001        30, 2000     June 24, 2001      30, 2000
                                                                      --------        --------     --------------     --------

Revenues                                                                $-0-            $-0-            $-0-            $-0-
  Cost of Revenues:
  Cost of Revenues                                                        --              --              --              --
  Restaurant Expense                                                      --              --              --              --

                                                              ================================================================
Total Cost of Revenues                                                    --              --              --              --

                                                              ================================================================
      Gross Profit
                                                                          --              --              --              --
General and Administrative Expenses
                                                                         857           5,637           3,063           9,168

Net Income (Loss) of Investee                                             --              --              --              --

                                                              ================================================================
  Operating Loss                                                         857           5,637           3,063           9,168

Other Income (Expense):
  Interest Income                                                         --              --              --              --
  Interest Expense                                                        --              --              --              --

                                                              ================================================================
Net (Loss)                                                             (857)        ( 5,637)         (3,063)         (9,168)
                                                              ================================================================


Net Income (Loss) Per Share [Note E]                                  $  .00          $  .00          $  .00          $  .00
                                                              ================================================================


Weighted Average Number of Shares Outstanding [Note E]             3,420,782       3,420,782       3,420,782       3,420,782
                                                              ================================================================

                                                              ================================================================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                               Series B                 Series A
                                                                            Non-Convertible            Convertible
                                       Common Stock [11E]    Additional     Preferred Stock          Preferred Stock
                                             Number of        Paid-in         Number of                  Number of
                                         Shares    Amount     Capital     Shares       Amount       Shares       Amount
                                         ------    ------     -------     ------       ------       ------       ------




Balance - December 27, 1998            3,420,782  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000

  Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999              --       --           --         --            --          --            --

                                              --       --           --         --            --          --            --
                                       ---------  -------   ----------   --------    ----------     -------    ----------

Balance - December 26, 1999            3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000
                                       =========  =======   ==========   ========    ==========     =======    ==========

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31 , 2000             --       --           --         --            --          --            --
                                              --       --           --         --            --          --            --
                                       ---------  -------   ----------   --------    ----------     -------    ----------

Balance - December 31, 2000            3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000
                                       =========  =======   ==========   ========    ==========     =======    ==========

Comprehensive income;
  Net [Loss] for the twenty-six week
  period ended June 24, 2001                  --       --           --         --            --          --            --

                                              --       --           --         --            --          --            --
                                       ---------  -------   ----------   --------    ----------     -------    ----------

Balance - June 24, 2001                3,420,725  $34,207   $8,443,416    725,000    $1,450,000     100,000    $1,500,000
                                       =========  =======   ==========   ========    ==========     =======    ==========



                                       Accumulated
                                         Compre-          Other          Total
                                         hensive       Accumulated   Comprehensive     Stockholders'
                                          Income        [Deficit]        Income           Equity
                                          ------        ---------        ------           ------



Balance - December 27, 1998                   --       $(8,213,359)    $(123,195)     $3,091,069

  Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 26, 1999      (3,494,930)       (3,494,930)           --      (3,494,930)
                                        --------

                                      (3,494,930)               --            --              --
                                        ========       ===========     =========       =========

Balance - December 26, 1999                           $(11,708,289)    $(123,195)      $(403,861)
                                                       ===========     =========       =========

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31 , 2000       ( 24,139)           24,139            --         (24,139)


                                          24,139                              --              --
                                        --------       -----------     ---------       ---------
Balance - December 31, 2000                           $(11,732,428)    $(123,195)      $(428,000)
                                                       ===========     =========       =========

Comprehensive income;
  Net [Loss] for the twenty-six week
  period ended June 24, 2001              (3,063)           (3,063)           --          (3,063)
                                                                              --              --
                                        --------       -----------     ---------       ---------
Balance - June 24, 2001                               $(11,735,491)    $(123,195)      $(431,063)
                                                       ===========     =========       =========



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

RED HOT CONCEPTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                            For the Twenty-Six        For the Twenty-Six
                                                                                Week Period          Week Period December
                                                                             December 31, 2000       27, 1999 to June 30,
                                                                              to June 24, 2001               2000
Operating Activities:
Net Cash - Operating Activities                                                        $   (51)                 $     0
                                                                            =====================    =====================

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                                  --                       --
Store Development and Unit Preopening Costs                                                 --                       --
                                                                            ---------------------    ----------------------

Net Cash - Investing Activities                                                              0                        0
                                                                            =====================    =====================

Financing Activities:
Proceeds from Loan from Related Party                                                   $4,000                  $13,900
Repayment of Debt                                                                           --                       --
                                                                            =====================    =====================
Net Cash - Financing Activities                                                         $4,000                  $13,900
                                                                            =====================    =====================

Effect of Exchange Rate Changes on Cash                                                      0                        0
                                                                            =====================    =====================

Net [Decrease]/Increase in Cash and Cash Equivalents                                     3,949                   12,252

Cash and Cash Equivalents - Beginning of Periods                                           453                    2,093

                                                                            ---------------------    ----------------------
Cash and Cash Equivalents - End of Periods                                              $4,402                  $14,345
                                                                            =====================    =====================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                                           --                       --
    Taxes Paid                                                                              --                       --


RED HOT CONCEPTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  [UNAUDITED]


[A]      Significant Accounting Policies

         Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 31,2000, as filed with the Securities and Exchange Commission.



[B]      Basis of Reporting

         The balance sheet as of June 24, 2001, the statements of operations for the twenty-six period December 31, 2000 to June 24, 2001, and December 27, 1999 to June 30, 2000, the statement of operations for the thirteen week period March 25, 2001 to June 24, 2001 and March 27, 2000 to June 30, 2000, the statement of stockholders' equity for the period December 31, 2000 to June 24, 2001, and the statements of cash flows for the period December 31, 2000 to June 24, 2001 and for the period December 27, 1999 to June 30, 2000 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 24, 2001, and the results of its operations and cash flows for the twenty-six weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 2000.

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

Results of Operations -

The Company realized a net loss of $3,068 for the twenty-six weeks ending June 24, 2001 which compares to a net loss of $9,168 for the same period in 2000. This is a decrease of $6,100. The major reasons for the change is the company no longer has any operating businesses.



Liquidity and Capital Resources

The Company's negative working capital as of June 24, 2001 was $163,473 as compared to a negative working capital of $162,172 at December 31, 2000. Total current assets were at $4,402 and $453 as of June 24, 2001 and December 31, 2000, respectively. Current liabilities were $164,875 and $162,625 as of June 24, 2001 and December 31, 2000, respectively.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                December 31,     December 26,
                                                    2000             1999
                                                     To               To
                                                June 24, 2001    June 30, 2000
                                               ---------------------------------

    Net cash (used) in operating activities        $ (51)          $(1,648)
    Cash (used) in investing                          --                --
    Cash provided by financing                    $4,000           $13,900




During the twenty-six weeks period ended June 24, 2001, the Company used approximately $51 for operating activities. The Company had a net loss of $3,063. The Company's accounts payable were increased by approximately $2,250.

Cash generated by financing activities for the period was $4,000, which include the proceeds from a loan from related parties of $4,000.

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

                                    RED HOT CONCEPTS, INC.


Date:  August 10, 2001              By: /s/ Colin Halpern
                                       Colin Halpern, President