Form 10QSB
period 2001-09-30
RED HOT CONCEPTS INC
filed 2001-11-26
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the thirteen weeks ended
September 30, 2001                              Commission File Number 33-86166
------------------                                                     --------

                             RED HOT CONCEPTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                           52-1887105
                --------                                           ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification No.)



        6701 Democracy Boulevard
                Suite 300
           Bethesda, Maryland                                           20817
           ------------------                                           -----
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code:  (301) 493-4553
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

                      RED HOT CONCEPTS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     For the Period Ended September 30, 2001

                                      INDEX

Part I:   FINANCIAL INFORMATION

Item 1:  Financial Statements

  Condensed Consolidated Balance Sheet as of September 30, 2001
  [Unaudited] and December 31, 2000                                          3-4


  Condensed Consolidated Statements of Operation for the thirteen week period June 25, 2001 to September 30, 2001 and the thirty-nine week
  period January 1, 2001 to September 30, 2001 [Unaudited]                     5

  Condensed Consolidated Statement of Stockholders' Equity for the
  thirty-nine week period January 1, 2001 to September 30, 2001                6

  Condensed Consolidated Statements of Cash Flows for the thirty-nine week period January 1, 2001 to September 30, 2001 [Unaudited] and for the thirty-nine week period December 27, 1999 to September 24,
  2000                                                                         7

  Notes to Condensed Consolidated Financial Statements                      8-10

  Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-12

  Part II: OTHER INFORMATION                                                  13

SIGNATURES                                                                    14

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
---------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001 [UNAUDITED]
-------------------------------------------------------------------------

                                          September 30,         December 31,
                                               2001                 2000
                                               ----                 ----
                                                                  [Audited]
Assets:
Cash and Cash Equivalents                    $14,793               $   453
Restricted Cash                                    0                     0
Due From Celebrated Group                          0                     0
Prepaid Expenses                                   0                     0
Accrued Interest Receivable                        0                     0
                                          --------------------------------

Total Current Assets                         $14,793               $   453
                                          ================================

Furniture and Equipment - Net                $   506               $ 1,649
                                          ================================

Other Assets:
Officer Loan Receivable                      $41,149               $41,149
Investment in Celebrated Group                     0                     0
 Loan Receivable - Other                      28,000                28,000
                                          --------------------------------
Total Other Assets                           $69,149               $69,149
                                          ================================

Total Assets                                 $84,448               $71,251
                                          ================================

RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
---------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001 [UNAUDITED]
-------------------------------------------------------------------------

                                                                   September 30,           December 31,
                                                                        2001                   2000
                                                                        ----                   ----
                                                                                            [Audited]
                                                                                            ---------
  Liabilities and Stockholders' Equity:
  Current Liabilities:
  Accounts Payable and Accrued Expenses                            $    164,425           $    162,625
  Accrued Interest Payable - Related Party                                    0                      0
                                                                 -------------------------------------
  Total Current Liabilities                                        $    164,425           $    162,625
                                                                 =====================================

  Long Term Liabilities:
  Due to Related Party                                                  340,626                336,626
                                                                 =====================================
  Total Liabilities                                                $    505,051           $    499,251

Commitments and Contingencies                                              --                     --

Stockholders' Equity:

 Series A Convertible 8% Preferred Stock, $1.00 Par Value
    100,000 Shares Authorized, Issued and Outstanding              $  1,500,000           $  1,500,000
 Series B Preferred Stock, $2.00 Par Value,
     725,000 Shares Authorized,
     725,000 Shares Issued and Outstanding                            1,450,000              1,450,000
  Common Stock, $.01 Par Value,
     20,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                             34,207                 34,207
  Additional Paid-in Capital                                          8,443,416              8,443,416
  Accumulated Deficit                                               (11,725,031)           (11,732,428)
  Cumulative Foreign Currency Translation Adjustment                   (123,195)              (123,195)
                                                                 -------------------------------------
Total Stockholders' Equity
                                                                   $   (420,603)          $   (428,000)
                                                                 =====================================

Total Liabilities and Stockholders' Equity                         $     84,448           $     71,251
                                                                 =====================================

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.


RED HOT CONCEPTS, INC. AND SUBSIDIARIES (RHC)
---------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS [UNAUDITED]
----------------------------------------------------------

                                                                  For the Thirteen Weeks            For the Thirty-Nine Weeks
                                                                  ----------------------            -------------------------
                                                                June 25,          July 1,          January 1,       December 27,
                                                                2001 to           2000 to            2001 to           1999 to
                                                             September 30,      September 24,     September 30,     September 24,
                                                                 2001               2000               2001              2000
                                                             -------------      -------------     -------------     -------------

Revenues                                                     $    14,122               $-0-        $    14,122               $-0-
  Less: Cost of Revenues:
  Cost of Revenues                                                    --                 --                 --                 --
  Restaurant Expense                                                  --                 --                 --                 --
                                                           ========================================================================
Total Cost of Revenues                                                --                 --                 --                 --
                                                           ========================================================================
      Gross Profit
                                                                  14,122                 --             14,122                 --
General and Administrative Expenses
                                                                   4,114              9,697              6,725             18,486

Equity Portion of Celebrated Group Loss                                0                  0                  0                  0

                                                           ------------------------------------------------------------------------
  Operating Income (Loss)                                         10,008             (9,697)             7,397            (18,486)

Other Income (Expense):
  Interest Income                                                      0                  0                  0                  1
  Interest Expense - Related Party                                     0                  0                  0                  0
                                                           ========================================================================
Income (Loss)                                                     10,008             (9,697)             7,397            (18,485)
                                                           ========================================================================


Net Income (Loss) Per Share [Note E]                         $      (.00)       $      (.00)       $      (.00)       $     (0.00)
                                                           ------------------------------------------------------------------------


Weighted Average Number of Shares Outstanding [Note E]         3,420,782          3,420,782          3,420,782          3,420,782
                                                           ========================================================================


                                                           ========================================================================

                                                                                                                         Cumulative
                                                                                                                         ----------
RED HOT CONCEPTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      Series B                    Series A
                                                                                  Non-Convertible                Convertible
                                  Common Stock [11E]           Additional         Preferred Stock              Preferred Stock
                                        Number of               Paid-in              Number of                    Number of
                                   Shares          Amount       Capital         Shares        Amount        Shares         Amount
                                   ------          ------       -------         ------        ------        ------         ------

Balance - December 27, 1998       3,420,782      $ 34,207      $8,443,416      725,000      $1,450,000      100,000      $1,500,000

Comprehensive Income                     --            --              --           --              --           --              --
For the fifty-two weeks ended
  December 26, 1999                      --            --              --           --              --           --              --
                                  ---------      --------      ----------      -------      ----------      -------      ----------

Balance - December 26, 1999       3,420,782      $ 34,207      $8,443,416      725,000      $1,450,000      100,000      $1,500,000
                                  =========      ========      ==========      =======      ==========      =======      ==========

Comprehensive Income                     --            --              --           --              --           --              --
For the fifty-two weeks ended
  December 31, 2000                      --            --              --           --              --           --              --
                                  ---------      --------      ----------      -------      ----------      -------      ----------

Balance - December 31, 2000       3,420,782      $ 34,207      $8,443,416      725,000      $1,450,000      100,000      $1,500,000
                                  =========      ========      ==========      =======      ==========      =======      ==========

Comprehensive Income                     --            --              --           --              --           --              --
For the thirty-nine weeks ended
  September 30, 2001                     --            --              --           --              --           --              --
                                  ---------      --------      ----------      -------      ----------      -------      ----------

Balance - September 30, 2001      3,420,782      $ 34,207      $8,443,416      725,000      $1,450,000      100,000      $1,500,000
                                  =========      ========      ==========      =======      ==========      =======      ==========

                                 Accumulated
                                    Compre-           Other         Total
                                    hensive        Accumulated    Comprehensive   Stockholders'
                                     Income         [Deficit]        Income          Equity
                                     ------         ---------        ------          ------

Balance - December 27, 1998                --       $(8,213,359)    $(123,195)      $3,091,069

Comprehensive Income                       --                --             --              --
For the fifty-two weeks ended
  December 26, 1999                (3,494,930)       (3,494,930)            --      (3,494,930)
                                   ----------      ------------     ----------      ----------

Balance - December 26, 1999                --      $(11,708,289)     $(123,195)      $(403,861)
                                   ==========      ============     ==========      ==========

Comprehensive Income                       --                --             --              --
For the fifty-two weeks ended
  December 31, 2000                   (24,139)          (24,139)            --         (24,139)
                                   ----------      ------------     ----------      ----------

Balance - December 31, 2000                --      $(11,732,428)     $(123,195)      $(428,000)
                                   ==========      ============     ==========      ==========

Comprehensive Income                    7,397                --             --              --
For the thirty-nine weeks ended
  September 30, 2001                   (7,397)            7,397             --           7,397
                                   ----------      ------------     ----------      ----------

Balance - September 30, 2001               --      $(11,725,031)     $(123,195)      $(420,603)
                                   ==========      ============     ==========      ==========

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
-----------------------------------------------------------

                                                               For the Thirty-Nine   For the Thirty-Nine
                                                                    Week Period          Week Period
                                                                 January 1, 2001     December 27, 1999
                                                                 to September 30,     to September 24,
                                                                      2001                 2000
                                                                 ----------------     ----------------
Operating Activities:
Net Cash - Operating Activities                                     $ 10,340              $(14,029)
                                                                 ===================================

Investing Activities:
Purchase of Furniture, Fixtures and Leasehold Improvements                --                    --
Store Development and Unit Pre-opening Costs                              --                    --
Development and License Agreement                                         --                    --
Loan to Officer - Net                                                     --                    --
                                                                 -----------------------------------

Net Cash - Investing Activities                                           --                    --
                                                                 ===================================

Financing Activities:
Preferred Shares                                                          --                    --
Proceeds from Loan from Related Party                                  4,000                15,400
Repayment of Debt                                                         --                    --
Proceeds from Sale of Common Stock                                        --                    --
Deferred Opening Costs                                                    --                    --
                                                                 -----------------------------------
Net Cash - Financing Activities                                     $  4,000              $ 15,400
                                                                 ===================================

Effect of Exchange Rate Changes on Cash                                   --                    --
                                                                 ===================================

Net [Decrease]/Increase in Cash and Cash Equivalents                $ 14,340              $  1,371

Cash and Cash Equivalents - Beginning of Periods                         453                 2,093

                                                                 -----------------------------------
Cash and Cash Equivalents - End of Periods                          $ 14,793              $  3,464
                                                                 ===================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest Paid                                                         --                    --
    Taxes Paid                                                            --                    --
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
    Interest Paid                                                         --                    --
    Taxes Paid                                                            --                    --

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

RED HOT CONCEPTS INC. AND SUBSIDIARIES
--------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  [UNAUDITED]
-----------------------------------------------------------------


[A]     Significant Accounting Policies

        Significant accounting policies of RED HOT CONCEPTS, INC. and subsidiary (the "Company") are set forth in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


[B]     Basis of Reporting

        The balance sheet as of September 30, 2001, the statements of operations for the thirty-nine period January 1, 2001 to September 30, 2001, and December 27, 1999 to September 28, 2000, the statement of operations for the thirteen week period June 25, 2001 to September 30, 2001 and July 1, 2000 to September 24, 2000, the statement of stockholders' equity for the period December 30, 2001 to September 30, 2001, and the statements of cash flows for the period January 1, 2001 to September 30, 2001 and for the period December 27, 1999 to September 24, 2000 have been prepared by the Company without audit. The accompanying interim condensed unaudited financial have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2001, and the results of its operations and cash flows for the thirty-nine weeks then ended. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 2000.

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

        Mr. Halpern's son is an attorney with a law firm that provides legal services to the Company. No legal expenses were incurred with this firm for the fifty-two weeks ended December 31, 2000. At December 31, 2000 there was a $93,788 balance due and owing by the Company to this firm.

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

Celebrated was publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange. As part of the merger, Red Hot Concepts acquired 46% of Celebrated's outstanding stock and an option to acquire a 50% ownership interest. In early 1998, a principal officer and a director of the Company assumed comparable roles at Celebrated, in addition to retaining their positions with the Company.

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

Results of Operations -

The Company realized a net gain of $7,397 for the thirty-nine weeks ending September 24, 2000 which compares to a net loss of $18,485 for the same period in 2000. This is a decrease of $25,882. The major reason for an increase in income is that the company received $14,122 from the sale of the Australian Red Hot Chili's to Brinkers, when Brinkers did not pay all the amounts set aside in various escrow amounts, and remitted the balance left to the company.



Liquidity and Capital Resources

The Company's negative working capital as of September 30, 2001 was $149,632 as compared to a negative working capital of $162,172 at December 31, 2000. Total current assets were at $14,793 and $463 as of September 31, 2001 and December 31, 2000, respectively. Current liabilities were $161,425 and $162,625 as of September 30, 2001 and December 31, 2000, respectively.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                                      January 1,     December 26,
                                                         2001             1999
                                                          To               To
                                                     September 30,   September 26,
                                                         2001            2000
                                                   --------------------------------

         Net cash (used) in operating activities        $10,340        $(14,029)
         Cash (used) in investing                          --             --
         Cash provided by financing                     $ 4,000        $ 15,400

During the thirty-nine weeks period ended September 30, 2001, the Company earned $10,340 from operating activities. The Company had a net income of $7,397. The Company's accounts payable were increased by approximately $1,800.

Cash generated by financing activities for the period was $4,000, which include the proceeds from a loan from related parties of $4,000.

The Company has improved short term liquidity through a number of different steps including the reduction of administrative expenses and the conversion of loans and accrued interest from Woodland Limited Partnership into preferred stock. Since the liquidation of Celebrated Group, the company has been actively seeking a new business to operate. This new business will require additional capital for investment which will have to be obtained through new financing or additional equity funding. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds, the Company will be out of business.



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

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HOT CONCEPTS, INC.




Date:    November 15, 2001          By: /s/ Colin Halpern
                                        Colin Halpern, President