Form 10KSB
period 2001-12-30
RED HOT CONCEPTS INC
filed 2002-07-11
CIK 932623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ X /        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 30, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/   /        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

                          Commission File No. 33-86166

                             RED HOT CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      52-1887105
-------------------------------                 -------------------------------
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
             Yes  X    No
                -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             Yes  X    No
                -----    -----

            State issuer's revenues for its most recent fiscal year.
                                      $0.00

      As of April 1, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $102,617.


      As of April 1, 2001, there were 3,420,725 shares outstanding of the Registrant's Common Stock.

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                      PAGE
----                                                                      ----
                                     PART I

1.       Business.........................................................   4
2.       Properties.......................................................   5
3.       Legal Proceedings................................................   5
4.       Submission of Matters to a Vote of
         Security Holders.................................................   5


                                     PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters..........................................................   7
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................................   8
7.       Financial Statements.............................................  11
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.......................................................  11


                                    PART III

9.       Directors and Executive Officers
         of the Registrant................................................  12
10.      Executive Compensation...........................................  13
11.      Security Ownership of Certain Beneficial
         Owners and Management............................................  14
12.      Certain Relationships and Related
         Transactions.....................................................  15
13.      Exhibits and Reports on Form 8-K.................................  17
         Signatures.......................................................  19

Item 1.  Business
         --------

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

On December 15, 1997 the Company merged its wholly owned United Kingdom subsidiary, Restaurant House, with and into The Celebrated Group Plc ("Celebrated") pursuant to the Agreement dated November 18, 1997 by and between the Company and Celebrated ("the "Merger Agreement"). Pursuant to the Merger Agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the Merger, the Company owns approximately 45.6% of Celebrated. As part of the Merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated. Upon the exercise of these options the Company would have owned approximately 50.51% of the outstanding shares of Celebrated. Celebrated was publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange.

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

As a result of the above transactions, the Company became a holding company, the sole operation of which consisted of the owning of approximately 46% of the outstanding equity of Celebrated which was recorded under the equity method. On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the Administrators decided to liquidate all the remaining assets of Celebrated. After completion of liquidation of Celebrated, the company has no operations.

During the year ended December 31, 2000 Celebrated was liquidated. Accordingly, the company currently has no business operations.

The Celebrated Group Plc

Celebrated was incorporated in September 1988 in Berkshire, England, as Elegant Leisure Ltd. The Company was initially formed to develop and operate mid-priced hotels. Since that time, Celebrated expanded its business operations to include several restaurant chains operating throughout Great Britain. Celebrated was a public company, 45.6 % of which was owned by the Company and 54.4% by other public shareholders. Celebrated's shares traded on the Alternative Investment Market of the London Stock Exchange.

The liquidation of Celebrated was completed during the year 2000.


Item 2.   Properties
          ----------

The Company subleases its US office from a related party on a month-to-month lease. The total for this facility is $768.00 per month. The company did not pay rent to related party in the year 2001.


Item 3.   Legal Proceedings
          -----------------

The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.


Item 4.   Submissions of Matters to a Vote of Security Holders
          ----------------------------------------------------

A special meeting of stockholders was held November 3, 1997 to vote on a proposal to reverse split outstanding shares three-to-one. Total number of votes cast was 10,587,442, with 10,305,887 For, 256,020 Against, and 25,535
Abstaining.

No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended December 30, 2001.

Item 4A.  Executive Officer of the Registrant
          -----------------------------------

The executive officers of the Company are as follows:


         Name                  Age      Position
         ----                  ---      --------

         Colin Halpern          65      President and Chief Financial Officer


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

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters
          -----------------------------------------------------------------

Market Information

      The Company's Common Stock is traded separately and as part of a unit (a "Unit") which includes one share of Common Stock, one warrant to purchase one share of stock through November 3, 2000 at $36.00* per share (a "Class B Warrant"). The Class B Warrants expired in 2000. The Company's Common Stock are quoted on the NASDAQ Small-Cap Market System under the symbol RHCS. The Company's Class B Warrant's have expired.

      The high and low sale prices of the Common Stock and Units as reported by NASDAQ were as follows:

                                                    2002 *
                                                    ------
                                     Common                        Units
                                     ------                        -----
                              High            Low            High         Low
                              ----            ---            ----         ---

         First Quarter        $0.050        $0.010           Unit Not Traded


                                                    2001*
                                                    -----
                                     Common                        Units
                                     ------                        -----
                              High            Low            High         Low
                              ----            ---            ----         ---

         First Quarter       $ 0.060        $0.040           Unit Not Traded
         Second Quarter        0.030         0.020           Unit Not Traded
         Third Quarter         0.040         0.010           Unit Not Traded
         Fourth Quarter        0.030         0.010           Unit Not Traded

                                                    2000*
                                                    -----
                                     Common                        Units
                                     ------                        -----
                              High            Low            High         Low
                              ----            ---            ----         ---

         First Quarter       $0.3438       $0.1875           Unit Not Traded
         Second Quarter       0.3438        0.1875           Unit Not Traded
         Third Quarter        0.1875        0.1250           Unit Not Traded
         Fourth Quarter        0.070         0.040           Unit Not Traded

                                                    1999*
                                                    -----
                                     Common                        Units
                                     ------                        -----
                              High            Low            High         Low
                              ----            ---            ----         ---

         First Quarter       $1.1875       $0.4062           Unit Not Traded
         Second Quarter        0.625        0.5000           Unit Not Traded
         Third Quarter        0.5625        0.5200           Unit Not Traded
         Fourth Quarter       0.6875        0.1875           Unit Not Traded

*Prices listed reflect effect of November 1997 three-for-one reverse stock split

Dividends
The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future.


Number of Stockholders
As of April 1, 2002, there were 88 record holders of the Company's Common Stock .. The Company believes there are approximately 1500 beneficial owners of the Company's Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

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

On December 15, 1997 the Company merged its wholly owned United Kingdom subsidiary, Restaurant House, with and into The Celebrated Group Plc ("Celebrated") pursuant to the Agreement dated November 18, 1997 by and between the Company and Celebrated ("the "Merger Agreement"). Pursuant to the Merger Agreement, the Company sold all of the issued and outstanding stock of Restaurant House to Celebrated in exchange for 28,000,000 shares of Celebrated. Upon consummation of the Merger, the Company owned approximately 45.6% of Celebrated. As part of the Merger, the Company received options to purchase an additional 6,000,000 shares of Celebrated. Upon the exercise of these options the Company would owned approximately 50.51% of the outstanding shares of Celebrated. Celebrated was publicly traded on the Alternative Index Market (AIM) of the London Stock Exchange.

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

As a result of the above transactions, the Company was a holding company, the sole operation of which consisted of owning of approximately 46% of the outstanding equity of Celebrated which was recorded under the equity method. The Company was the single largest shareholder of Celebrated. Celebrated was incorporated in September 1988 in Berkshire, England, as Elegant Leisure Ltd. The Company was initially formed to develop and operate mid-priced hotels. Since that time, Celebrated has expanded its business operations to include several restaurant chains operating throughout Great Britain. Celebrated was a public company, 45.6 % of which was owned by the Company and 54.4% by other public shareholders. Celebrated's shares trade on the Alternative Investment Market of the London Stock Exchange.

On August 27, 1999 Celebrated obtained an Administration Order to effect a financial restructuring and/or disposal of its various businesses. Ernst and Young were appointed as Administrators. On or about March 27, 2000 the Administrators decided to liquidate all the remaining of assets of Celebrated. During 2000 the liquidation of Celebrated was completed. With the liquidation of Celebrated, the Company has no business operations. Management is actively seeking a new active business venture. The venture will require funds which the company will seek from outside sources. No commitment for these funds are currently available.

The Company's common stock is owned 36% by Woodland Limited Partnership and 64% by the public. Woodland Limited Partnership owns 100% of both Class A and Class B Convertible Preferred Stock. Upon conversion of the Class A and B Convertible Preferred Stock, Woodland would own 56.94% of the common shares.


Results of Operations

The Company realized net income of $5,288 for the fifty-two week period ended December 30, 2001. This was attributable to a refund from Brinker International, Inc for excess charges paid/escrowed in 1997 upon the sale of Australia operations back to Brinker. The company's net loss for the fifty-two week period ended December 31, 2000 was $24,139. This was attributable to continuing general and administrative expenses.

At the present time the company is actively seeking a new business venture.




United Kingdom
--------------

No annual revenue and expense information for the United Kingdom operations of Celebrated is available as Celebrated is no longer required to file quarterly or annual reports. Celebrated was liquidated in 2000.


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

The Company

The Company's negative working capital as of December 30, 2001 was approximately $57,000 as compared to negative working capital of $162,000 on December 31, 2000. Total current assets were $4,790 on December 30, 2001. Current liabilities decreased by approximately $100,000 in 2001 to $62,000 from $163,000 in 2000.

The following chart represents the net funds raised and/or used in operating, financing and investment activities for both periods.

                                            January 1, 2001          December 27, 19998
                                                   to                         to
                                            December 30, 2001        December 31, 2000
                                            -----------------        -----------------
                                              In Thousands              In Thousands
Net cash (used) in operating activities         $ (  93)                  $ (  17)
Cash (used) in investing activities               (   0)                    (   0)
Cash provided by financing activities                98                        15



During the fiscal year ended December 30, 2001, the company used approximately $ 93,000 for operating activities and for the year ended December 26, 1999, the Company used approximately $ 17,000 for operating activities.

Cash provided by financing activities for the year was approximately $ 98,000 of which $ 29,000 was advanced from related parties, and $ 69,000 was received from repayments of loans receivable.

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

The Company has improved short term liquidity through the reduction of administrative expenses and headcount. The Company believes that additional capital or borrowing will be necessary to finance working capital in the short term. The Company does not currently have any commitments to secure financing and there is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds, the Company will no longer be able to continue business.

Inflation

To date, inflation has not had a material effect on the Company's operations.


Item 7.   Financial Statements
          --------------------

See the Financial Statements data listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
          ---------------------------------------------------------------

Moore Stephens, P.C. were previously the principal accountants for Red Hot Concepts, Inc. On April 9, 1999, that firm's appointment as principal accountants was terminated. The decision to terminate was approved by the board of directors on April 6, 1999. In connection with the audits of the fiscal years ended December 28, 1997 and the subsequent interim period, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject of the disagreement.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------------------

The Directors and Executive Officers, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

Colin Halpern, age 65, has served as Chairman of the Board since June 1994, and served as President of the Company from June 1994 until August 1996 and again from May 1997 to present. He serves as Chairman of the Board of International Franchise Systems, Inc., a position he has held since December 1993. Mr. Halpern also serves as President, Chief Executive Officer and Chairman of the Board of Directors of NPS Technologies Group, Inc., all of which are/were public companies. He has held these positions since July 1994, January 1998 and August 1983, respectively. Mr. Halpern also served as a member of the Board of Directors of the Celebrated Group Plc from December 1997 to August 1999. Mr. Halpern also served as President, Secretary, Treasurer and Director of Crescent Capital from December 1993 to October 1998. Mr. Halpern also served as Executive Vice President of Lafayette Industries from January 1992 to December 1996. From 1985 to the present, Mr. Colin Halpern has also served as the Chairman of Universal Services Group, Inc. Mr. Colin Halpern was formerly the Chairman and Chief Executive Officer of DRC Industries, Inc., a company that, from November 1975 through October 1985, had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy Airports.

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

Item 10.  Executive and Director Compensation
          -----------------------------------


Summary Compensation Table

      The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended December 30, 2001 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                              Long-Term Compensation
                                         Annual Compensation                  Awards
                                     -------------------------      ---------------------------
                                                                       Other        Restricted    Securities
Name and                                  Salary                       Annual         Stock       Underlying      All Other
Principal                             Compensation      Bonus       Compensation     Award (s)     Options      Compensation
Position                   Year             ($)         ($)(1)         ($)(2)           ($)          (#)             ($)
--------                   ----             ---         ------         ------           ---          ---             ---

Colin Halpern              2001              0            0               0              0            0               0
President(3)               2000              0            0               0              0            0               0
                           1999(3)      66,000            0          27,238              0            0               0


H. Michael Bush            2000              0            0               0              0            0               0
Chief Financial Officer    2001              0            0               0              0            0               0
Secretary                  1999          9,800            0               0              0            0               0

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

(3) Colin Halpern has served as President since May 1997.


The following tables set forth, as to the executive officers, certain information relating to options for the purchase of Common Stock granted and exercised during fiscal year 2001 and held at the end of fiscal year 2001.

                                    Option Grants in Last Fiscal Year

                                             Individual Grants
                                             -----------------
                      Options
                      Granted     % of Total Options Granted     Exercise or
Name                   (#)(1)     to Employees in Fiscal Year   Base Price(1)   Expiration Date
----                   ------     ---------------------------   -------------   ---------------
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

                                        Aggregated Option Exercises in Last
                                        Fiscal Year and FY-End Option Values
                                        ------------------------------------

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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

Names and Address of                Amount and Nature of          Percentage of
  Beneficial Owner                   Beneficial Ownership             Class
  ----------------                   --------------------             -----

Woodland Limited Partnership(1)           1,245,833                     36%
1301 K Street, NW, Suite 1100
Washington, DC  20005

Colin Halpern                                23,332(2)                   *

Aaron L. Lebedow                             20,000                      *

All directors and officers
as a group (2 persons)                       43,332(2)                   *

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


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

At December 30, 2001, dividends in arrears on the Series A convertible preferred stock are $360,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $522,000 or $1.40 per share.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"].

The Company had advanced funds to and paid various expenses on behalf of Mr. Halpern. During the year ended December 30, 2001 these advances were repaid in full. At December 31, 2000, the total amount due to the Company was $41,149.

Mr. Halpern's son was an attorney with a law firm that had provided legal services to the Company. There were no legal expenses incurred with this firm for the fifty-two weeks ended December 30, 2001. At December 31, 2000 there was a balance of $93,778 due and owing by the Company to this firm which was paid in full during the the year ended December 30. 2001.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS until October 1998. Mr. H. Michael Bush the then Chief Financial Officer of the company was also Chief Financial Officer and the Chief Executive Officer of the Celebrated Group, Plc.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits
              --------

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

         _____________________

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


(b)      Reports on Form 8-K
         -------------------

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


                                               RED HOT CONCEPTS, INC.



                                               By:/s/Colin Halpern
                                                  ------------------------------
                                                  Colin Halpern, President

                                               Date:  June 6, 2002


          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Colin Halpern          President and Director              June 6, 2002
----------------------    (Chief Executive Officer)
Colin Halpern

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------








                                                                      Page
                                                                      ----

Independent Auditor's Report........................................  F-1

Consolidated Balance Sheets as of December 30, 2001 and
December 31, 2000...................................................  F-2...F-3

Consolidated Statements of Operations for the fifty-two weeks ended
December 30, 2001 and December 31, 2000.............................  F-4

Consolidated Statements of Stockholders' Equity for the
period January 1, 2001 to December 30, 2001.........................  F-5

Consolidated Statements of Cash Flows for the fifty-two weeks ended December 30, 2001 and December 31, 2000.......................  F-6...F-7

Notes to Consolidated Financial Statements..........................  F-8...F-21





                         . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of Red Hot Concepts, Inc.


      We have audited the accompanying consolidated balance sheets of Red Hot Concepts, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for the two fifty-two week periods ended December 30, 2001 and December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Hot Concepts, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for the two fifty-two week periods ended December 30, 2001 and December 31, 2000, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that Red Hot Concepts, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Red Hot Concepts, Inc. and its subsidiaries have suffered recurring losses from operations; have utilized $ 93,441 and $17,040 in cash for operations; have working capital deficits of $ 57,457 and $ 162,172 as of December 30, 2001 and December 31, 2000, respectively; and that the company's major asset, its investment in Celebrated Group has been written off due to its liquidation, raise substantial doubt about Red Hot Concepts, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          WAYNE P. HICKEY, P. C.
                                          Certified Public Accountant.

Bohemia, New York
May 4, 2002

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------



                                           December 30,       December 31,
Assets:                                       2001               2000
                                            --------           --------
Current Assets:
   Cash                                     $  4,790           $    453
   Restricted Cash                                 0                  0
   Due from Celebrated Group                       0                  0
   Prepaid Expenses                                0                  0
   Accrued Interest Receivable                     0                  0
                                            --------           --------

   Total Current Assets                     $  4,790           $    453
                                            --------           --------

Property and Equipment:
   Furniture and Fixtures                   $ 10,861           $ 10,861
   Less:  Accumulated Depreciation           (10,861)            (9,212)
                                            --------           --------

   Property and Equipment - Net             $      0           $  1,649
                                            --------           --------

Other Assets:
   Officer Loan Receivable                  $      0           $ 41,149
   Investment in Celebrated Group                  0                  0
   Loan Receivable - Other                         0             28,000
                                            --------           --------

   Total Other Assets                       $      0             69,149
                                            --------           --------

   Total Assets                             $  4,790           $ 71,251
                                            ========           ========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                                      F-3

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------




                                                                          December 30            December 31,
                                                                             2001                   2000
                                                                             ----                   ----
Liabilities and Stockholders' Equity:
Current Liabilities
   Accounts Payable and Accrued Expenses                                 $     62,247           $    162,625
                                                                         ------------           ------------

Long-Term Liabilities:
   Accrued Interest Payable - Related Party                                         0                      0
   Due to Related Party                                                  $    365,255           $    336,626
                                                                         ------------           ------------

   Total Long-Term Liabilities                                           $    365,255           $   336,6226
                                                                         ------------           ------------

Commitments and Contingencies [16]                                                  0                      0
                                                                         ------------           ------------

Stockholders' Equity:
   Series A Convertible 8% Preferred Stock, $1.00 Par Value
     100,000 Shares Authorized, Issued and Outstanding                   $  1,500,000           $  1,500,000

   Series B Non-Convertible 8% Preferred Stock, $2.00 Par Value
     725,000 Shares Authorized, Issued and Outstanding                      1,450,000              1,450,000

   Common Stock, 12,000,000 Shares Authorized,
     3,420,782 Shares Issued and Outstanding                                   34,207                 34,207

   Additional Paid-in Capital                                               8,443,416              8,443,416

   Accumulated Deficit                                                    (11,727,140)           (11,732,428)

   Accumulated Other Comprehensive Income                                    (123,195)              (123,195)
                                                                         ------------           ------------

   Total Stockholders' Equity                                            $   (422,712)          $   (428,000)
                                                                         ------------           ------------

   Total Liabilities and Stockholders' Equity                            $      4,790           $     71,251
                                                                         ============           ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                 Fifty-Two Weeks Ended
                                                                 ---------------------
                                                          December 30,          December 31,
                                                          ------------          ------------
                                                              2001                  2000
                                                              ----                  ----

Revenues                                                  $    14,122           $         0
                                                          -----------           -----------

Cost of Revenues:
   Cost of Revenues                                                 0                     0
   Restaurant Expense                                               0                     0
                                                          -----------           -----------

   Total Cost of Revenues                                           0                     0
                                                          -----------           -----------

   Gross Margin                                                     0                     0

General and Administrative Expenses                             7,185                22,615

Depreciation and Amortization                                   1,649                 1,524
                                                          -----------           -----------

   Operating Income or (Loss)                                   5,288               (24,139)
                                                          -----------           -----------

Net (Loss) of Unconsolidated Investee                               0                     0
                                                          -----------           -----------

Other Income [Expense]:
   Interest Income                                                  0                     0
   Interest Expense - Related Party                                 0                     0
   Gain [Loss] on Disposal of Subsidiary                            0                     0
                                                          -----------           -----------

   Other Income [Expense] - Net                                     0                     0
                                                          -----------           -----------

   Income [Loss] Before Income Tax Expense                      5,288               (24,139)

Federal and State Income Tax Expense                                0                     0
                                                          -----------           -----------

   Net Income [Loss]                                            5,288               (24,139)

Preferred Stock Dividends                                    (236,000)             (236,000)
                                                          -----------           -----------

   Net Income [Loss] Available to Stockholders            $  (230,712)          $  (260,139)
                                                          ===========           ===========

Net Income [Loss] Per Common Share:
   Basic                                                  $      (.07)          $      (.08)
                                                          ===========           ===========

   Weighted Average Number of Shares Outstanding            3,420,725             3,420,725
                                                          ===========           ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------



                                                                                    Series B                    Series A
                                                                                Non-Convertible                Convertible
                                         Common Stock [11E]                     Preferred Stock               Preferred Stock
                                     ----------------------    Additional     ---------------------       ----------------------
                                     Number of                   Paid-in      Number of                   Number of
                                       Shares       Amount       Capital       Shares        Amount        Shares         Amount
                                       ------       ------       -------       ------        ------        ------         ------


Balance - December 26, 1999            3,420,782   $ 34,207     $ 8,443,416    725,000    $ 1,450,000      100,000     $  1,500,000
                                       =========   ========     ===========    =======    ===========      =======     ============

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000            --         --              --         --             --           --               --
Comprehensive Income                        --         --              --         --             --           --               --
                                       ---------   --------     -----------    -------    -----------      -------     ------------

Balance - December 31, 2000            3,420,725   $ 34,207     $ 8,443,416    725,000    $ 1,450,000      100,000     $  1,500,000
                                       =========   ========     ===========    =======    ===========      =======     ============

Comprehensive income;
  Net Income for the fifty-two week
  period ended December 30, 2001            --         --              --         --             --           --               --
Comprehensive Income                        --         --              --         --             --           --               --
                                       ---------   --------     -----------    -------    -----------      -------     ------------

Balance - December 30, 2001            3,420,725   $ 34,207     $ 8,443,416    725,000    $ 1,450,000      100,000     $  1,500,000
                                       =========   ========     ===========    =======    ===========      =======     ============


                                                                             Accumulated
                                          Compre-                              Other               Total
                                           hensive         Accumulated      Comprehensive       Stockholders'
                                          Income            [Deficit]          Income             Equity
                                          ------            ---------          ------             ------

Balance - December 26, 1999                              $(11,708,289)     $   (123,195)     $   (403,861)
                                                         ============      ============      ============

Comprehensive income;
  Net [Loss] for the fifty-two week
  period ended December 31, 2000            (24,139)          (24,139)             --             (24,139)
                                          ---------      ------------      ------------      ------------
Comprehensive Income                        (24,139)             --                --                --
                                          =========      ------------      ------------      ------------

Balance - December 31, 2000                              $(11,732,428)     $   (123,195)     $   (428,000)
                                                         ============      ============      ============

Comprehensive income;
  Net Income for the fifty-two week
  period ended December 30, 2001              5,288             5,288              --               5,288
Comprehensive Income                          5,288              --                --                --
                                          ---------      ------------      ------------      ------------

Balance - December 30, 2001                             $(11,727,140)     $   (123,195)      $   (422,712)
                                                         ============      ============      ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 Fifty-Two Weeks Ended
                                                                                 ---------------------
                                                                             December 30,        December 31,
                                                                             ------------        ------------
                                                                                 2001                2000
                                                                                 ----                ----
Operating Activities:
   Net Income [Loss]                                                          $   5,288           $ (24,139)
                                                                              ---------           ---------
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash [Used for] Provided by Operating Activities:
     Depreciation and Amortization                                                1,649               1,524
     Net Loss of Unconsolidated Investee                                              0                   0
     Gain on Sale of Assets of CTG and Rights in Chili's Restaurants                  0                   0
     Gain on Merger of UK Subsidiary into Celebrated                                  0                   0

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                            0                   0
       Inventories                                                                    0                   0
       Prepaid Expenses and Other Current Assets                                      0                   0

     Increase [Decrease] in:
       Accounts Payable                                                        (100,378)               5575
       Accrued Expenses                                                               0                   0
       Other Payables and Accrued Interest                                            0                   0
                                                                              ---------           ---------

     Total Adjustments                                                        $ (98,729           $   7,099
                                                                              ---------           ---------

   Net Cash - Operating Activities                                            $ (93,441)          $ (17,040)
                                                                              ---------           ---------


Investing Activities:
   Purchase of Furniture and Fixtures                                                 0                   0
                                                                              ---------           ---------

   Net Cash - Investing Activities                                            $       0           $       0
                                                                              ---------           ---------

Financing Activities:
   Advances from Related Parties                                                 28,629              15,400
   Repayment of Loan Receivable Officer                                          41,149                   0
   Repayment of Loan Receivable Other                                            28,000                   0
   Payments to Related Parties                                                        0                   0
                                                                              ---------           ---------

   Net Cash - Financing Activities                                            $  97,778           $  15,400
                                                                              ---------           ---------

Effect of Exchange Rate Changes on Cash                                       $       0           $       0
                                                                              ---------           ---------

   Net Increase [Decrease] in Cash - Forward                                  $   4,337           $  (1,640)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


RED HOT CONCEPTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                    Fifty-Two Weeks Ended
                                                                                    ---------------------
                                                                                December 30,      December 31,
                                                                                ------------      ------------
                                                                                    2001             2000
                                                                                    ----             ----


   Net Increase [Decrease] in Cash - Forwarded                                    $ 4,337          $(1,640)

Cash - Beginning of Periods                                                           453            2,093
                                                                                  -------          -------

   Cash - End of Periods                                                          $ 4,790          $   453
                                                                                  =======          =======


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                     $     0          $     0
     Income Taxes                                                                 $     0          $     0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Conversion of Related Party Debt to Preferred Stock                            $     0          $     0

   Cancellation of Warrants                                                       $     0          $     0


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

Description and Nature of Business - The Company had the exclusive right to own and operate Chili's Grill and Bar restaurants ["Chili's Restaurants"] pursuant to development and license agreements, in the UK, Australia and New Zealand. On December 15 and December 19, 1997, Red Hot sold the exclusive rights for the UK and Australia/New Zealand restaurants, respectively. As a result, the Company is a holding company, the sole operation of which consisted of its ownership of Celebrated, recorded using the equity method. Celebrated was initially formed to develop and operate mid-priced hotels. Celebrated expanded its business operations to include several restaurants chains operating throughout Great Britain. Celebrated was a public company, 45.6% of which was owned by the Company and 54.5% by other public shareholders. Celebrated's shares traded on the Alternative Investment Market of the London Stock Exchange. Celebrated owned the exclusive rights for Chili's Restaurants in the UK, along with other concepts. On August 27, 1999 the Celebrated Group plc ("Celebrated") obtained an administration order to effect a financial restructuring and/or disposal of its various businesses. Ernest & Young was appointed as the Administrator of Celebrated and its subsidiaries. On March 20, 2000 the Joint Administrators, in compliance with insolvency Rules gave notification that they intended to apply to the courts to become Joint Liquidators of Celebrated, and thereby liquidate Celebrated Group and its subsidiaries. The company currently has no business operations.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Red Hot and its wholly-owned and majority-owned subsidiaries until the date of divestiture. All significant intercompany accounts and transactions have been eliminated.

On December 26, 1999, Red Hot Concepts, Inc. disposed of its interest in Red Hot Pacific, Inc. its only remaining subsidiary. The Company has used the equity method to account for the holdings in Celebrated. The Company had an option to acquire more than 50% of the outstanding shares of Celebrated.

Property and Equipment - Property and equipment are stated at cost. Depreciation on equipment is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements were amortized over the lesser of the useful life of the improvements or the lease term, which averaged 20 years. The Company began to record depreciation of its assets in October 1995, when operations commenced. Depreciation expense for the fifty-two week periods ended December 31, 2001 and December 31, 2000 was $1,649 and $1,524, respectively.

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

Earnings [Loss] Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 30, 2001 and December 31,2000, have been calculated in accordance with SFAS No. 128.

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

Potential common shares of are not currently dilutive, but may be in the future.

Foreign Currency Translation - For the periods ended December 30, 2001 and December 31, 2000, no foreign currency translation has been required due to the write off of the company's investment in the Celebrated Group.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. As of December 30, 2001, management has written down these assets to their fair value.

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

Since the Company's operations commenced in October 1995, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses. The operating profit of $5,288 for the fifty two weeks ended December 30, 2001 is a direct result of a $14,122 refund received from Brinker International, Inc for estimated costs originally paid and charged to operations in 1997 by Red Hot Concepts-Pacific, Inc to discontinue its operations in Australia. The company incurred an operating loss of $24,139 for the fifty-two week period ended December 31, 2000. In addition the losses incurred on the write down of the company's investment in the Celebrated Group plc to no value and Celebrated's liquidation, significantly impairs its ability to continue in business. The company had a working capital deficit of $ 57,457 and an accumulated deficit of $11,727,140 at December 30, 2001. The company has been funded through December 30, 2001 through loans from related parties and affiliated entities, as well as repayments of loans due from officers.

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[4] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At December 30, 2001 the company no longer had funds on deposit in Australia. The restricted cash has been used to satisfy outstanding obligations

[B] Operations in Foreign Countries - With the completion of the liquidation of Celebrated Group, Plc. the Company no longer has any operations in foreign countries.

[C] Economic Dependency - Due to the nature of the licenses granted pursuant to the development agreements with Brinker [See Note 16], the success of the Company was in part dependent upon the overall success of Brinker and Chili's Restaurants, including Brinker's financial condition, management and marketing success. As of December 30, 2001, the Company has no outstanding obligations with Brinker.

[5] Leases
Red Hot subleases its U.S. office from a related party for approximately $800 a month. No rent expense has been charged to operations in 2001.

No rent expense has been charged to operations for the fifty-two week periods ended December 30, 2001 and December 31, 2000.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[6] Fair Value of Financial Instruments [Continued]

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable and accounts payable, it was assumed that the carrying amount approximated fair value because of the short maturities of these instruments. The fair value of long-term debt due to a related party of $336,626 is based on current rates at which the Company could borrow funds with similar remaining maturities.


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[7] Related Party Transactions [Continued]

At December 30, 2001 dividends in arrears on the Series A convertible preferred stock amounted to $360,000. Dividends in arrears on the Series B non-convertible preferred stock amounted to $522,000 or $1.40 per share.

At December 30, 2001, Woodland owns approximately 36% of the Company's outstanding common stock. Woodland also owns 100 % of the Class A Convertible Preferred Stock, as well as, 100% of Class B Non-Convertible Preferred Stock. Upon conversion of the Series A Convertible Preferred Shares Woodland would own approximately 57% of the Company's outstanding common stock.

Mr. Halpern also is the Chairman of the Board of International Franchise Systems, Inc. ["IFS"]. No management fees have been charged to the company for the years ended December 30, 2001 and December 31, 2000.

The Company had advanced funds to and paid various expenses on behalf of Mr. Halpern. During 2001 Mr. Halpern repaid these advances in full. At December 30, 2001 no amount is due to the company by him. At December 31, 2000 the total amount due to the Company from Mr. Halpern was $41,149.

Mr. Halpern's son was an attorney with a law firm that provides legal services to the Company. There were no legal expenses incurred with this firm for the fifty-two weeks ended December 31, 2001. At December 31, 2000 there was a $93,778 balance due and owing by the Company to this firm. This amount has been paid in 2001.

The Chief Financial Officer of the Company was also the Chief Financial Officer of IFS. On February 11, 1998 the Chief Financial Officer of the company became the Chief Financial Officer and Chief Executive Officer of the Celebrated Group, Plc. He left the employ of Celebrated in 1999.

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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[8] Provision for Income Taxes [Continued]

Red Hot filed a consolidated United States federal income tax return with one of its related companies, Red Hot Pacific through December 26, 1999. Red Hot Pacific was disposed of on December 26, 1999. There is no income tax provision as Red Hot is able to use carryforward losses to offset its income for 2001. Therefore, $5,288 of loss carryforward was used during 2001. At December 30, 2001, Red Hot had a deferred tax asset attributable to its United States net operating loss carryforwards of approximately $1,350,000, which was offset by a valuation allowance of approximately $1,350,000. The change in the valuation allowance during the fiscal year ended December 31, 2001 was approximately $1,000.

The following summarizes the operating tax loss carryforwards by year of expiration.
                                                 Expiration Date of
    Amount in Consolidation                    Tax Loss Carryforward
    -----------------------                    ---------------------
       $      44,091                             December 31, 2009
       $     437,510                             December 31, 2010
       $   1,408,452                             December 31, 2011
       $   1,384,173                             December 31, 2012
       $     510,926                             December 31, 2013
       $     211,434                             December 31, 2014
       $     24,139                              December 31, 2015


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

At December 31, 2001 dividends in arrears on the Series A convertible preferred stock amounted to $360,000. The dividends on Series B non-convertible preferred stock amounted to $522,000 or $1.40 per share.

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

Information pertaining to stock options as of December 30, 2001 and December 31, 2000 for the Company and for the years then ended is as follows:

                                                                                                          Weighted
                                                                                                           Average
                                                                          Weighted      Exercisable       Remaining
                                                            Common         Average         Stock         Contractual
                                                            Shares     Exercise Price     Options           Life
                                                            ------     --------------     -------           ----

   Options Outstanding -December 27, 1998                   65,000         4.53
   --------------------------------------                 ========      =======

Options Granted - Directors Plan                                 0            0              --            8.5 years
Options Granted - Stock Plan                                     0            0              --                --
Options Granted - Non-Qualified                                  0            0              --                --
Options Exercised                                                0            0              --                --
Options Canceled                                                 0            0              --                --
                                                          --------

   Options Outstanding -December 26, 1999                   65,000         4.53
   --------------------------------------                 ========      =======

Options Granted - Directors Plan                                 0            0              --            7.5 years
Options Granted - Stock Plan                                     0            0              --                --
Options Granted - Non-Qualified                                  0            0              --                --
Options Exercised                                                0            0              --                --
Options Canceled                                                 0            0              --                --
                                                          --------

   Options Outstanding -December 31, 2000                   65,000         4.53
   --------------------------------------                 ========      =======

Options Granted - Directors Plan                                 0            0              --            6.5 years
Options Granted - Stock Plan                                     0            0              --                --
Options Granted - Non-Qualified                                  0            0              --                --
Options Exercised                                                0            0              --                --
Options Canceled                                                 0            0              --                --
                                                          --------

   Options Outstanding -December 30, 2001                   65,000         4.53
   --------------------------------------                 ========      =======

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

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                Years ended
                                                December 31,
                                                ------------
Net Income [Loss]:                        2001                2000
                                          ----                ----

   As Reported                        $    5,288          $  (24,139)
                                      ==========          ==========

   Pro Forma                          $    5,288          $  (24,139)
                                      ==========          ==========

Net Income [Loss] Per Share:
   As Reported                        $     (.07)         $     (.08)
                                      ==========          ==========

   Pro Forma                          $     (.07)         $     (.08)
                                      ==========          ==========


At the grant dates, the weighted average fair value of the above options under the Director Plan, Stock Plan and Non-Qualified Stock Plan for the fifty-two week period ended December 30, 2001 were $.35, $.91 and $.93, respectively.

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

    Risk-Free             Expected              Expected              Expected
  Interest Rate             Life               Volatility             Dividends
  -------------             ----               ----------             ---------

      5.86%                5 Years               81.99%                  --


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

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------


[11] Operations by Geographic Area

The summary of financial information for the Company's operations by geographic area is as follows:

For the fifty-two weeks ended December 30, 2001:

                                   United           United
                                   States           Kingdom      Australia    Eliminations     Consolidated
                                   ------           -------      ---------    ------------     ------------

Revenues                         $   14,122       $       0       $     0       $     0        $    14,122
Gross Margin [Loss]              $        0       $       0       $     0       $     0        $         0
Net Income [Loss]                $    5,288       $       0       $     0       $     0        $     5,288
Assets                           $    4,790       $       0       $     0       $     0        $     4,790
Liabilities                      $  427,502       $       0       $     0       $     0        $   427,502
Company's Investment in
   Foreign Subsidiaries          $        0       $       0       $     0       $     0        $         0


For the fifty-two weeks ended December 31, 2000:

                                   United           United
                                   States           Kingdom      Australia    Eliminations     Consolidated
                                   ------           -------      ---------    ------------     ------------


Revenues                         $        0       $       0       $     0       $     0        $         0
Gross Margin [Loss]              $        0       $       0       $     0       $     0        $         0
Net Income [Loss]                $  (24,139)      $       0       $     0                      $   (24,139)
Assets                               71,251                                                         71,251
Liabilities                      $  499,251       $       0       $     0       $     0        $   499,251
Company's Investment in
   Foreign Subsidiaries          $        0       $       0       $     0       $     0        $         0



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

[C] Letter of Credit - At December 28, 1997, a letter a credit in the amount of $110,000 had been issued on the Company's behalf, and is secured by a cash account, which was restricted on the balance sheet. The letter of credit has been closed and there is no further obligation.

RED HOT CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------


[12] Commitments [Continued]


[D] Consulting Agreement - The Company has no consulting agreement with any parties at this time.


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